Form 10-Q
period 2020-06-30
LENNOX INTERNATIONAL INC
filed 2020-07-20
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of July 10, 2020, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 38,253,953.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three and six months ended June 30, 2020

i

Part I - Financial Information
Item 1. Financial Statements

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Amounts in millions, except shares and par values)	As of June 30, 2020	As of December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$44.8	$37.3
Short-term investments	3.8	2.9
Accounts and notes receivable, net of allowances of $7.2 and $6.1 in 2020 and 2019, respectively	624.2	477.8
Inventories, net	499.7	544.1
Other assets	54.4	58.8
Total current assets	1,226.9	1,120.9
Property, plant and equipment, net of accumulated depreciation of $848.5 and $824.3 in 2020 and 2019, respectively	441.2	445.4
Right-of-use assets from operating leases	177.1	181.6
Goodwill	186.5	186.5
Deferred income taxes	15.5	21.5
Other assets, net	77.1	79.0
Total assets	$2,124.3	$2,034.9

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt	$343.6	$321.9
Current operating lease liabilities	52.0	52.7
Accounts payable	295.0	372.4
Accrued expenses	251.0	255.7
Income taxes payable	4.6	—
Total current liabilities	946.2	1,002.7
Long-term debt	1,047.2	849.3
Long-term operating lease liabilities	127.9	131.0
Pensions	91.8	87.4
Other liabilities	140.1	134.7
Total liabilities	2,353.2	2,205.1
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,102.4	1,093.5
Retained earnings	2,201.5	2,148.7
Accumulated other comprehensive loss	(121.7)	(103.8)
Treasury stock, at cost, 48,919,279 shares and 48,575,901 shares for 2020 and 2019, respectively	(3,412.0)	(3,309.5)
Total stockholders' deficit	(228.9)	(170.2)
Total liabilities and stockholders' deficit	$2,124.3	$2,034.9
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$941.3	$1,099.1	$1,665.1	$1,889.4
Cost of goods sold	665.6	767.0	1,223.7	1,355.8
Gross profit	275.7	332.1	441.4	533.6
Operating Expenses:
Selling, general and administrative expenses	129.5	152.4	260.8	298.2
Losses (gains) and other expenses, net	3.6	2.1	2.3	3.2
Restructuring charges	10.0	(0.1)	10.5	0.4
Loss on sale of business	—	0.4	—	8.8
Insurance proceeds for lost profits	—	(26.0)	—	(65.5)
Loss (gain) from natural disaster, net of insurance recoveries	1.0	(5.9)	2.7	(12.8)
Income from equity method investments	(4.4)	(4.6)	(7.2)	(7.2)
Operating income	136.0	213.8	172.3	308.5
Pension settlement	—	60.6	—	60.6
Interest expense, net	6.9	13.1	15.6	23.9
Other expense (income), net	1.1	0.3	2.2	1.2
Income from continuing operations before income taxes	128.0	139.8	154.5	222.8
Provision for income taxes	27.4	28.8	41.4	42.4
Income from continuing operations	100.6	111.0	113.1	180.4
Discontinued Operations:
Loss from discontinued operations before income taxes	(0.8)	(0.3)	(0.8)	(0.4)
Income tax benefit	(0.2)	—	(0.6)	—
Loss from discontinued operations	(0.6)	(0.3)	(0.2)	(0.4)
Net income	$100.0	$110.7	$112.9	$180.0

Earnings per share – Basic:
Income from continuing operations	$2.63	$2.84	$2.95	$4.58
Loss from discontinued operations	(0.01)	(0.01)	—	(0.01)
Net income	$2.62	$2.83	$2.95	$4.57
Earnings per share – Diluted:
Income from continuing operations	$2.62	$2.81	$2.93	$4.53
Loss from discontinued operations	(0.02)	(0.01)	—	(0.01)
Net income	$2.60	$2.80	$2.93	$4.52

Weighted Average Number of Shares Outstanding - Basic	38.2	39.1	38.3	39.4
Weighted Average Number of Shares Outstanding - Diluted	38.4	39.5	38.6	39.8

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

(Amounts in millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$100.0	$110.7	$112.9	$180.0
Other comprehensive income (loss):
Foreign currency translation adjustments	2.4	3.4	(17.8)	3.9
Reclassification of foreign currency translation gains into earnings	—	—	—	2.1
Net change in pension and post-retirement liabilities	(1.5)	4.6	(2.4)	2.4
Reclassification of pension and post-retirement benefit losses into earnings	1.4	1.0	3.0	3.0
Pension settlement	—	60.6	—	60.6
Net change in fair value of cash flow hedges	6.3	(5.3)	(8.3)	0.8
Reclassification of cash flow hedge losses into earnings	5.8	2.0	7.0	4.3
Other comprehensive income (loss) before taxes	14.4	66.3	(18.5)	77.1
Tax (expense) benefit	(3.0)	(15.7)	0.6	(17.9)
Other comprehensive income (loss), net of tax	11.4	50.6	(17.9)	59.2
Comprehensive income	$111.4	$161.3	$95.0	$239.2
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and six months ended June 30, 2020 and 2019 (Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the three months ended June 30, 2020)					Shares	Amount
Balance as of March 31, 2020	$0.9	$1,095.2	$2,130.9	$(133.1)	48.9	$(3,412.2)	$(318.3)
Net income	—	—	100.0	—	—	—	100.0
Dividends, $0.77 per share	—	—	(29.4)	—	—	—	(29.4)
Foreign currency translation adjustments	—	—	—	2.4	—	—	2.4
Pension and post-retirement liability changes, net of tax benefit of $0.1	—	—	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	6.7	—	—	—	—	6.7
Change in cash flow hedges, net of tax expense of $3.1	—	—	—	9.1	—	—	9.1
Treasury shares reissued for common stock	—	0.5	—	—	—	0.3	0.8
Treasury stock purchases	—	—	—	—	—	(0.1)	(0.1)
Balance as of June 30, 2020	$0.9	$1,102.4	$2,201.5	$(121.7)	48.9	$(3,412.0)	$(228.9)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the three months ended June 30, 2019)					Shares	Amount
Balance as of March 31, 2019	$0.9	$1,079.4	$1,898.7	$(180.2)	47.6	$(3,003.6)	$(204.8)
Net income	—	—	110.7	—	—	—	110.7
Dividends, $0.77 per share	—	—	(30.0)	—	—	—	(30.0)
Foreign currency translation adjustments	—	—	—	3.4	—	—	3.4
Pension and post-retirement liability changes, net of tax expense of $16.4	—	—	—	49.8	—	—	49.8
Stock-based compensation expense	—	6.1	—	—	—	—	6.1
Change in cash flow hedges, net of tax benefit of $0.8	—	—	—	(2.6)	—	—	(2.6)
Treasury shares reissued for common stock	—	0.3	—	—	—	0.6	0.9
Treasury stock purchases	—	—	—	—	0.5	(151.0)	(151.0)
Balance as of June 30, 2019	$0.9	$1,085.8	$1,979.4	$(129.6)	48.1	$(3,154.0)	$(217.5)

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and six months ended June 30, 2020 and 2019 (Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the six months ended June 30, 2020)					Shares	Amount
Balance as of December 31, 2019	$0.9	$1,093.5	$2,148.7	$(103.8)	48.6	$(3,309.5)	$(170.2)
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-13)	—	—	(1.3)	—	—	—	(1.3)
Net income	—	—	112.9	—	—	—	112.9
Dividends, $1.54 per share	—	—	(58.8)	—	—	—	(58.8)
Foreign currency translation adjustments	—	—	—	(17.8)	—	—	(17.8)
Pension and post-retirement liability changes, net of tax expense of $0.1	—	—	—	0.5	—	—	0.5
Stock-based compensation expense	—	10.4	—	—	—	—	10.4
Change in cash flow hedges, net of tax benefit of $0.8	—	—	—	(0.6)	—	—	(0.6)
Treasury shares reissued for common stock	—	(1.5)	—	—	(0.1)	3.1	1.6
Treasury stock purchases	—	—	—	—	0.4	(105.6)	(105.6)
Balance as of June 30, 2020	$0.9	$1,102.4	$2,201.5	$(121.7)	48.9	$(3,412.0)	$(228.9)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the six months ended June 30, 2019)					Shares	Amount
Balance as of December 31, 2018	$0.9	$1,078.8	$1,855.0	$(188.8)	47.3	$(2,895.5)	$(149.6)
Cumulative effect adjustment upon adoption of new accounting standard (ASC 842)	—	—	(0.3)	—	—	—	(0.3)
Net income	—	—	180.0	—	—	—	180.0
Dividends, $1.41 per share	—	—	(55.3)	—	—	—	(55.3)
Foreign currency translation adjustments	—	—	—	6.0	—	—	6.0
Pension and post-retirement liability changes, net of tax expense of $16.4	—	—	—	49.6	—	—	49.6
Stock-based compensation expense	—	11.4	—	—	—	—	11.4
Change in cash flow hedges, net of tax expense of $1.5	—	—	—	3.6	—	—	3.6
Treasury shares reissued for common stock	—	(4.4)	—	—	(0.2)	6.0	1.6
Treasury stock purchases	—	—	—	—	1.0	(264.5)	(264.5)
Balance as of June 30, 2019	$0.9	$1,085.8	$1,979.4	$(129.6)	48.1	$(3,154.0)	$(217.5)
The accompanying notes are an integral part of these consolidated financial statements.

xLENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

(Amounts in millions)	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$112.9	$180.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on sale of business	—	8.8
Insurance recoveries received for property damage incurred from natural disaster	—	(12.8)
Income from equity method investments	(7.2)	(7.2)
Dividends from affiliates	2.5	2.0
Restructuring charges, net of cash paid	5.9	(0.2)
Provision for bad debts	3.1	2.2
Unrealized losses (gains), net on derivative contracts	1.1	(0.2)
Stock-based compensation expense	10.4	11.4
Depreciation and amortization	37.9	34.9
Deferred income taxes	6.6	15.7
Pension expense	4.9	64.2
Pension contributions	(1.2)	(1.0)
Other items, net	0.7	(0.1)
Changes in assets and liabilities, net of effects of divestitures:
Accounts and notes receivable	(151.5)	(270.0)
Inventories	43.1	(149.9)
Other current assets	(1.1)	10.2
Accounts payable	(66.2)	52.6
Accrued expenses	(11.9)	(21.0)
Income taxes payable / receivable	10.2	(11.5)
Other, net	6.3	(19.1)
Net cash provided by (used in) operating activities	6.5	(111.0)
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	0.3	0.8
Purchases of property, plant and equipment	(43.5)	(53.5)
Net proceeds from sale of business	—	43.6
Purchases of short-term investments	(1.1)	(1.8)
Insurance recoveries received for property damage incurred from natural disaster	—	12.8
Net cash (used in) provided by investing activities	(44.3)	1.9
Cash flows from financing activities:
Short-term debt payments	(1.9)	(2.1)
Short-term debt proceeds	1.9	2.1
Asset securitization borrowings	91.0	65.5
Asset securitization payments	(70.0)	(43.5)
Long-term debt borrowings	—	—
Long-term debt payments	(2.6)	(33.3)
Borrowings from credit facility	1,060.5	1,459.5
Payments on credit facility	(863.5)	(1,037.5)
Proceeds from employee stock purchases	1.6	1.6
Repurchases of common stock	(100.0)	(250.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(5.6)	(14.5)
Cash dividends paid	(59.1)	(50.8)
Net cash provided by financing activities	52.3	97.0
Increase (decrease) in cash and cash equivalents	14.5	(12.1)
Effect of exchange rates on cash and cash equivalents	(7.0)	2.2
Cash and cash equivalents, beginning of period	37.3	46.3
Cash and cash equivalents, end of period	$44.8	$36.4

Supplemental disclosures of cash flow information:
Interest paid	$16.9	$23.5
Income taxes paid (net of refunds)	$22.8	$54.2
Insurance recoveries received	$—	$128.0
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we," "our," "us," "LII," or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of June 30, 2020, the accompanying unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, the accompanying unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019, the accompanying unaudited Consolidated Statements of Stockholders' Deficit for the three and six months ended June 30, 2020 and 2019, and the accompanying unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

In response to the COVID-19 pandemic, various national, state, and local governments where we, our suppliers, and our customers operate issued decrees prohibiting certain businesses from continuing to operate and certain classes of workers from reporting to work. Those decrees have resulted in supply chain disruption and higher employee absenteeism in our factories.

Additionally, certain of our manufacturing facilities experienced short-term suspensions of operations for COVID-19 employee health concerns.

The magnitude of the impact of COVID-19 remains unpredictable and we, therefore, continue to anticipate potential supply chain disruptions, employee absenteeism, short-term suspensions of manufacturing facilities and additional health and safety costs related to the COVID-19 pandemic that could unfavorably impact our business. Although these disruptions and costs are expected to be temporary, there is significant uncertainty around the duration and overall impact to our business operations. We believe it is possible that the impact of the COVID-19 pandemic could have a material adverse effect on the results of our operations, financial position and cash flows as of and for the year ended December 31, 2020.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangible - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates step two of the goodwill impairment test and specifies that goodwill impairment should be measured by comparing the fair value of a reporting unit with its carrying amount. Additionally, the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets should be disclosed. ASU 2017-04 is effective for annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019. The adoption of ASU 2017-04 did not have a material impact on our consolidated results of operations, cash flows, or statement of financial position.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Internal-Use Software (Topic 350-40): Customer’s Accounting for Implementation Costs incurred in a Cloud Computing Arrangement That is a Service Contract. ASU 2018-15 provides guidance to determine how implementation costs associated with cloud computing arrangements that are incurred to develop or obtain internal-use software should be capitalized or expensed as incurred. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019. The adoption of ASU 2018-15 did not have a material impact on our consolidated results of operations, cash flows, or statement of financial position.

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

Segment Data

Net sales and segment profit (loss) for each segment, along with a reconciliation of segment profit (loss) to Operating income, are shown below (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net sales
Residential Heating & Cooling	$644.8	$689.1	$1,086.9	$1,154.6
Commercial Heating & Cooling	188.3	261.3	366.7	434.7
Refrigeration	108.2	148.7	211.5	300.1
	$941.3	$1,099.1	$1,665.1	$1,889.4

Segment profit (loss) (1)
Residential Heating & Cooling	$127.3	$153.4	$159.8	$240.1
Commercial Heating & Cooling	35.6	53.9	54.3	68.9
Refrigeration	8.9	19.1	9.6	27.5
Corporate and other	(18.8)	(24.1)	(33.1)	(36.2)
Total segment profit	153.0	202.3	190.6	300.3
Reconciliation to Operating income:
Special product quality adjustments	(1.0)	(0.5)	(1.0)	(0.5)
Loss on sale of business	—	0.4	—	8.8
Partial advance of insurance recoveries related to lost profits	—	(8.0)	—	(8.0)
Loss (gain) from natural disaster, net of insurance recoveries	1.0	(5.9)	2.7	(12.8)
Items in (Gains) losses and other expenses, net that are excluded from segment profit (loss) (1)	7.0	2.6	6.1	3.9
Restructuring charges	10.0	(0.1)	10.5	0.4
Operating income	$136.0	$213.8	$172.3	$308.5
(1) We define segment profit (loss) as a segment's operating income included in the accompanying Consolidated Statements of Operations, excluding:
•The following items in losses (gains) and other expenses, net:
◦Net change in unrealized losses (gains) on unsettled futures contracts,
◦Special legal contingency charges,
◦Asbestos-related litigation,
◦Environmental liabilities,
◦Charges incurred related to COVID-19 pandemic,
◦Other items, net,
•Loss on sale of business,
•Special product quality adjustments,
•Partial advance of insurance recoveries related to lost profits,
•Loss (gain) from natural disaster, net of insurance recoveries; and,
•Restructuring charges.

3. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share for Income from continuing operations were as follows (in millions, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$100.0	$110.7	$112.9	$180.0
Exclude: (Income) loss from discontinued operations	0.6	0.3	0.2	0.4
Income from continuing operations	$100.6	$111.0	$113.1	$180.4

Weighted-average shares outstanding – basic	38.2	39.1	38.3	39.4
Add: Potential effect of dilutive securities attributable to stock-based payments	0.2	0.4	0.2	0.4
Weighted-average shares outstanding – diluted	38.4	39.5	38.6	39.8

Earnings per share – Basic:
Income from continuing operations	$2.63	$2.84	$2.95	$4.58
Income from discontinued operations	(0.01)	(0.01)	—	(0.01)
Net income	$2.62	$2.83	$2.95	$4.57

Earnings per share – Diluted:
Income from continuing operations	$2.62	$2.81	$2.93	$4.53
Income from discontinued operations	(0.02)	(0.01)	—	(0.01)
Net income	$2.60	$2.80	$2.93	$4.52

The following stock appreciation rights and restricted stock units were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Weighted-average number of shares	0.5	0.2	0.5	0.2
Price per share	$205.53 - $257.08	$205.53	$205.53 - $257.08	$205.53

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

Liabilities for estimated product warranty costs related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of June 30, 2020	As of December 31, 2019
Accrued expenses	$37.5	$38.2
Other liabilities	79.4	74.6
Total warranty liability	$116.9	$112.8
The changes in product warranty liabilities related to continuing operations for the six months ended June 30, 2020 were as follows (in millions):

Total warranty liability as of December 31, 2019	$112.8
Warranty claims paid	(15.2)
Changes resulting from issuance of new warranties	19.5
Changes in estimates associated with pre-existing liabilities	0.1
Changes in foreign currency translation rates and other	(0.3)
Total warranty liability as of June 30, 2020	$116.9
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Expense (gain) for asbestos-related litigation, net	$1.2	$0.4	$(0.5)	$1.8

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

The following table summarizes the Gain from insurance recoveries, net of losses incurred:

(Amounts in millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Insurance recoveries received	$—	$52.0	$—	$128.0
Losses and expenses incurred:
Site clean-up and remediation	—	6.2	—	23.3
Factory inefficiencies due to lower productivity	—	4.5	—	8.0
Other	1.0	9.4	2.7	18.4
Total losses and expenses	$1.0	$20.1	$2.7	$49.7
Presentation in the Consolidated Statements of Operations:
Insurance proceeds for lost profits	—	(26.0)	—	(65.5)
Loss (gain) from natural disaster, net of insurance recoveries	1.0	(5.9)	2.7	(12.8)

5. Stock Repurchases:

Our Board of Directors have authorized a total of $3 billion to repurchase shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $500 million share repurchase authorization in December 2019. Under this program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. As of June 30, 2020, $446 million of shares may be repurchased under the Share Repurchase Plans.

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

We also repurchased shares for $5.6 million during the six months ended June 30, 2020 from employees who tendered their shares to satisfy minimum tax withholding obligations upon the vesting and exercise of stock-based compensation awards.

6. Divestitures:

During the first quarter of 2019, we obtained Board of Directors' approval and signed an agreement with EPTA S.p.A., a private Italian company, for the sale of our Kysor Warren business. The sale was completed on March 29, 2019 and the following table summarizes the net loss recognized in connection with this divestiture. There were no gains or losses on the sale of this business for the six months ended June 30, 2020.

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

Due to the economic impact of COVID-19 on our business, we implemented several cost reduction actions in the second quarter of 2020. We recorded $10.0 million of restructuring charges in the second quarter of 2020 for these actions, which consisted of employee terminations for positions that are no longer needed to support the business, selective facility closures, and cancellations of certain sales and marketing activities.

Information regarding the restructuring charges for all ongoing activities, including actions initiated in the third and fourth quarters of 2019, is presented in the following table (in millions):

	Incurred in 2020	Incurred to Date	Total Expected to be Incurred
Severance and related expense	$4.7	$6.0	$6.5
Asset write-offs and accelerated depreciation	1.5	3.2	3.2
Lease termination	0.1	1.2	1.2
Other	4.2	4.7	5.4
Total restructuring charges	$10.5	$15.1	$16.3
While restructuring charges are excluded from our calculation of segment profit (loss), the table below presents the restructuring charges associated with each segment (in millions):

	Incurred in 2020	Incurred to Date	Total Expected to be Incurred
Residential Heating & Cooling	$6.7	$9.6	$9.6
Commercial Heating & Cooling	1.4	3.1	3.8
Refrigeration	2.0	2.0	2.2
Corporate & Other	0.4	0.4	0.7
Total restructuring charges	$10.5	$15.1	$16.3

8. Revenue Recognition:

The following table disaggregates our revenue by business segment by geography which provides information as to the major source of revenue. See Note 2 for additional information on our reportable business segments and the products and services sold in each segment.

	For the Three Months Ended June 30, 2020
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$603.8	$173.1	$61.3	$838.2
Canada	41.0	15.0	—	56.0
Other international	—	0.2	46.9	47.1
Total	$644.8	$188.3	$108.2	$941.3

	For the Three Months Ended June 30, 2019
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$647.2	$239.1	$80.0	$966.3
Canada	41.9	21.9	—	63.8
Other international	—	0.3	68.7	69.0
Total	$689.1	$261.3	$148.7	$1,099.1

	For the Six Months Ended June 30, 2020
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$1,016.2	$334.3	$120.8	$1,471.3
Canada	70.7	32.0	—	$102.7
Other international	—	0.4	90.7	$91.1
Total	$1,086.9	$366.7	$211.5	$1,665.1

	For the Six Months Ended June 30, 2019
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$1,080.3	$396.4	$171.6	$1,648.3
Canada	74.3	37.8	0.7	112.8
International	—	0.5	127.8	128.3
Total	$1,154.6	$434.7	$300.1	$1,889.4

Residential Heating & Cooling - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox stores or to independent distributors. For the three months ended June 30, 2020 and 2019, direct sales represented 76% and 75% of revenues, and sales to independent distributors represented the remainder. For the six months ended June 30, 2020 and 2019, direct sales represented 75% and 74% of revenues, and sales to independent distributors represented the remainder. Given the nature of our business, customer product orders are fulfilled at a point in time and not over a period of time.

Commercial Heating & Cooling - In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. These products are distributed primarily through commercial contractors and directly to national account customers in the planned replacement, emergency replacement and new construction markets. Revenue for the products sold is recognized at a point in time when control transfers to the customer, which is generally at time of shipment. Lennox National Account Services provides installation, service and preventive maintenance for HVAC national account customers in the United States and Canada. Revenue related to service contracts is recognized as the services are performed under the contract based on the relative fair value of the services provided. For the three months ended June 30, 2020 and 2019, equipment sales represented 86% and 87% of revenues and the remainder of our revenue was generated from our service business. For the six months ended June 30, 2020 and 2019, equipment sales represented 85% and 85% of revenues, and the remainder of our revenue was generated from our service business.

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

Net contract assets (liabilities) consisted of the following:

	June 30, 2020	December 31, 2019	$ Change	% Change
Contract liabilities - current	$(6.8)	$(8.4)	$1.6	(19.0)%
Contract liabilities - noncurrent	(5.6)	(5.9)	0.3	(5.1)%
Total	$(12.4)	$(14.3)	$1.9

For the three months ended June 30, 2020 and 2019, we recognized revenue of $2.9 million and $1.5 million and for the six months ended June 30, 2020 and 2019 we recognized revenue of $4.5 million and $2.6 million related to our contract liabilities at January 1, 2020 and 2019, respectively. Impairment losses recognized in our receivables and contract assets were de minimis in 2020 and 2019.

9. Other Financial Statement Details:
Inventories:
The components of inventories are as follows (in millions):

	As of June 30, 2020	As of December 31, 2019
Finished goods	$350.7	$402.9
Work in process	5.8	6.0
Raw materials and parts	206.7	198.8
Subtotal	563.2	607.7
Excess of current cost over last-in, first-out cost	(63.5)	(63.6)
Total inventories, net	$499.7	$544.1

Goodwill:
The changes in the carrying amount of goodwill in 2020, in total and by segment, are summarized in the table below (in millions):

	Balance at December 31, 2019	Changes in foreign currency translation rates	Balance at June 30, 2020
Residential Heating & Cooling	$26.1	$—	$26.1
Commercial Heating & Cooling	61.1	—	61.1
Refrigeration	99.3	—	99.3
Total Goodwill	$186.5	$—	$186.5

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

Cash Flow Hedges

We have foreign exchange forward contracts and commodity futures contracts designated as cash flow hedges that are scheduled to mature through January 2021 and November 2021, respectively. Unrealized gains or losses from our cash flow hedges are included in Accumulated other comprehensive loss (“AOCL”) and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities and foreign currencies at the settlement dates. We recorded the following amounts in AOCL related to our cash flow hedges (in millions):

	As of June 30, 2020	As of December 31, 2019
Unrealized losses on unsettled contracts	$1.5	$0.2
Income tax benefit	(0.9)	(0.2)
Losses (gains) included in AOCL, net of tax (1)	$0.6	$—
(1) Assuming commodity prices and foreign currency exchange rates remain constant, we expect to reclassify $1.0 million of derivative losses into earnings within the next 12 months.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Stock-based compensation expense (1)	$6.7	$6.1	$10.4	$11.4
(1) All expense was recorded in our Corporate and Other business segment.

10. Pension Benefit Plans:

The components of net periodic benefit cost for pensions benefits were as follows (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$1.4	$1.2	$2.8	$2.4
Interest cost	1.6	1.9	3.3	5.4
Expected return on plan assets	(2.0)	(2.5)	(4.2)	(7.2)
Amortization of prior service cost	—	0.1	0.1	0.1
Recognized actuarial loss	1.4	0.9	2.9	2.9
Settlements and curtailments	—	60.6	—	60.6
Net periodic benefit cost	$2.4	$62.2	$4.9	$64.2

11. Income Taxes:

As of June 30, 2020, we had approximately $3.1 million in total gross unrecognized tax benefits. Of this amount $3.1 million, if recognized, would be recorded through the Consolidated Statements of Operations.

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

12. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	As of June 30, 2020	As of December 31, 2019
Current maturities of long-term debt:
Asset securitization program	$306.0	$285.0
Finance lease obligations	8.5	7.8
Domestic credit facility	30.0	30.0
Debt issuance costs	(0.9)	(0.9)
Total current maturities of long-term debt	$343.6	$321.9
Long-Term Debt:
Finance lease obligations	26.3	25.9
Domestic credit facility	672.5	475.5
Senior unsecured notes	350.0	350.0
Debt issuance costs	(1.6)	(2.1)
Total long-term debt	$1,047.2	$849.3
Total debt	$1,390.8	$1,171.2

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist in financing seasonal borrowing needs for our foreign locations. We had no outstanding foreign obligations as of June 30, 2020 or December 31, 2019 and there were $1.9 million of borrowings and repayments on these facilities for the six months ended June 30, 2020. There were no significant borrowings or repayments on these facilities for the six months ended June 30, 2019.

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

	As of June 30, 2020	As of December 31, 2019
Eligible amount available under the ASP on qualified accounts receivable	$306.0	$320.0
Less: Beneficial interest transferred	(306.0)	(285.0)
Remaining amount available	$—	$35.0
We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on either the average

LIBOR rate or floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.70%. The average rates as of June 30, 2020 and December 31, 2019 were 1.02% and 2.51%, respectively. The unused fee is based on 101% of the maximum available amount less the beneficial interest transferred and is calculated at a rate ranging between 0.25% and 0.35%, depending on the available borrowings, throughout the term of the agreement. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Sixth Amended and Restated Credit Facility Agreement ("Domestic Credit Facility"), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Domestic Credit Facility. The participating financial institutions have investment grade credit ratings. As of June 30, 2020, we believe we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Credit Facility

On January 22, 2019, we amended our Domestic Credit Facility to provide for a $350.0 million increase in revolving commitments. The Domestic Credit Facility currently consists of a $1,000.0 million unsecured revolving credit facility and a $160.0 million unsecured term loan that matures in August 2021 (the "Maturity Date"). We will seek to extend the Maturity Date of the Domestic Credit Facility prior to its expiration.

Under our Domestic Credit Facility, we had outstanding borrowings of $702.5 million, of which $145.0 million was the term loan balance, as well as $2.4 million committed to standby letters of credit as of June 30, 2020. Subject to covenant limitations, $440.1 million was available for future borrowings. The unsecured term loan also matures on the Maturity Date and requires quarterly principal repayments of $7.5 million. The revolving credit facility includes a subfacility for swingline loans of up to $65.0 million.

Our weighted average borrowing rate on the facility was as follows:

	As of June 30, 2020	As of December 31, 2019
Weighted average borrowing rate	1.36%	2.93%
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

If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our Domestic Credit Facility and accelerate amounts due under our Domestic Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of June 30, 2020, we believe we were in compliance with all covenant requirements.

Senior Unsecured Notes

We issued $350.0 million of senior unsecured notes in November 2016 (the "Notes") which will mature on November 15, 2023 with interest being paid on May 15 and November 15 at 3.00% per annum semiannually. The Notes are guaranteed, on a senior unsecured basis, by certain of our subsidiaries that guarantee indebtedness under our Domestic Credit Facility. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of June 30, 2020, we believe we were in compliance with all covenant requirements.

13. Comprehensive Income:

The following table provides information on items not reclassified in their entirety from AOCL to Net income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Affected Line Item(s) in the Consolidated Statements of Operations
	2020	2019	2020	2019
(Losses) Gains on Cash Flow Hedges:
Derivatives contracts	$(5.8)	$(2.0)	$(7.0)	$(4.3)	Cost of goods sold; Losses (gains) and other expenses, net
Income tax benefit	1.5	0.5	1.8	1.0	Provision for income taxes
Net of tax	$(4.3)	$(1.5)	$(5.2)	$(3.3)

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(1.4)	$(1.0)	$(3.0)	$(3.0)	Cost of goods sold; Selling, general and administrative expenses
Pension settlement	—	(60.6)	—	(60.6)	Pension settlement
Income tax benefit	0.3	15.3	0.7	15.8	Provision for income taxes
Net of tax	$(1.1)	$(46.3)	$(2.3)	$(47.8)

Foreign Currency Translation Adjustments:
Foreign currency adjustments on sale of business	—	—	—	(2.1)	Loss on sale of business
Net of tax	$—	$—	$—	$(2.1)

Total reclassifications from AOCL	$(5.4)	$(47.8)	$(7.5)	$(53.2)

The following table provides information on changes in AOCL, by component (net of tax), for the six months ended June 30, 2020 (in millions):

	Gains (Losses) on Cash Flow Hedges	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2019	$—	$(81.5)	$(22.3)	$(103.8)
Other comprehensive loss before reclassifications	(5.8)	(1.8)	(17.8)	(25.4)
Amounts reclassified from AOCL	5.2	2.3	—	7.5
Net other comprehensive (loss) income	(0.6)	0.5	(17.8)	(17.9)
Balance as of June 30, 2020	$(0.6)	$(81.0)	$(40.1)	$(121.7)

14. Fair Value Measurements:

Fair Value Hierarchy

The methodologies used to determine the fair value of our financial assets and liabilities at June 30, 2020 were the same as those used at December 31, 2019.

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

	As of June 30, 2020	As of December 31, 2019
Senior unsecured notes	$362.7	$356.8

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

In response to the COVID-19 pandemic various national, state, and local governments where we, our suppliers, and our customers operate issued decrees prohibiting certain businesses from continuing to operate and certain classes of workers from reporting to work. Those decrees have resulted in supply chain disruption and higher employee absenteeism in our factories.

Additionally, certain of our manufacturing facilities experienced short-term suspensions of operations for COVID-19 employee health concerns during the second quarter of 2020.

Due to the adverse impact of the COVID-19 pandemic on our European manufacturing facilities and the resulting downturn in the related business, we recorded an $8 million valuation allowance in the first quarter of 2020 on certain foreign deferred tax assets as we concluded that it was no longer more likely than not that these foreign tax loss carryforwards would be realized. In April 2020, we implemented cost reduction actions to realize $115 million of SG&A savings for the balance of the year. In connection with these cost saving actions, we incurred pre-tax charges of $10 million in the second quarter of 2020 related primarily to personnel severance and benefits and facility exit costs. Also, during the second quarter of 2020, we incurred $3 million of expenses for facility cleaning and supplies to ensure the health and safety of our employees.

The magnitude of the impact of COVID-19 remains unpredictable and we, therefore, continue to anticipate potential supply chain disruptions, employee absenteeism and short-term suspensions of manufacturing facilities, and additional health and safety costs related to the COVID-19 pandemic that could unfavorably impact our business. We also anticipate significant challenges in the remainder of 2020 due to uncertain market conditions. Accordingly, our revised downward financial outlook remains but we made slight adjustments to our expectations.

Currently, we continue to believe that the North America unitary HVAC and refrigeration market will be negatively impacted about 20% this year by the pandemic. Since the first quarter of 2020, we have reset our financial expectations for the year based on that level of market impact and now expect revenue to be down 10% to 15% from last year versus our initial guidance for growth of 4% to 8% (and down from our first quarter expectations of a 11% to 17% decline). We now expect Diluted EPS from continuing operations in the range of $7.31 to $8.11 for the year (as compared to our first quarter expected range of $7.07 to $8.07).

We expect our cash generation to remain strong for 2020 as our working capital requirements decline and are projecting approximately $460 million in cash flows from operations for the year. We have reduced our capital expenditure plans for 2020 from $153 million initially to $120 million. We are rated investment grade by both S&P and Moody’s, and we expect to remain well within our debt covenants. Our bank revolver and asset securitization line do not mature until the latter half of 2021, and our senior notes do not mature until November 2023. Our quarterly dividend plans are unchanged, most recently $0.77 per share, or more than $115 million in total payments for the year. We repurchased $100 million of stock in the first quarter of the $400 million we had planned to repurchase for the year. However, we placed the remaining repurchase plans for 2020 on hold and we will review plans for the third and fourth quarters as the year progresses.

Financial Overview

Results for the second quarter of 2020 were impacted by the business downturn caused by the COVID-19 pandemic. Year over year sales and profit were down in each of our business segments primarily due to lower sales volumes. The Residential Heating & Cooling segment saw a 6% decrease in net sales and a $26 million decrease in segment profit. The Commercial Heating & Cooling segment had a 28% decrease in net sales and a $18 million decrease in segment profit. The Refrigeration segment had a 27% decline in net sales and a $10 million decline in segment profit.

Financial Highlights

•Net sales decreased $158 million to $941 million in the second quarter of 2020 driven by volume declines in each of our operating segments.
•Operating income in the second quarter of 2020 decreased $78 million to $136 million primarily due to lower volumes, factory inefficiencies, and non-recurring insurance recoveries in 2019 for lost profits related to the Marshalltown tornado.
•Net income for the second quarter of 2020 decreased $11 million to $100 million.
•Diluted earnings per share from continuing operations were $2.62 per share in the second quarter of 2020 compared to $2.81 per share in the second quarter of 2019.
•For the six months ended June 30, 2020, we returned $59 million to shareholders through dividend payments and repurchased $100 million of common stock through our share repurchase program.

Second Quarter of 2020 Compared to Second Quarter of 2019 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended June 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2020	2019		2020	2019
Net sales	$941.3	$1,099.1	(14.4)%	100.0%	100.0%
Cost of goods sold	665.6	767.0	13.2	70.7	69.8
Gross profit	275.7	332.1	(17.0)	29.3	30.2
Selling, general and administrative expenses	129.5	152.4	15.0	13.8	13.9
Losses (gains) and other expenses, net	3.6	2.1	(71.4)	0.4	0.2
Restructuring charges	10.0	(0.1)	(10,100.0)	1.1	—
Loss on sale of business	—	0.4	100.0	—	—
Insurance proceeds for lost profits	—	(26.0)	100.0	—	(2.4)
Loss (gain) from natural disaster, net of insurance recoveries	1.0	(5.9)	(116.9)	0.1	(0.5)
Income from equity method investments	(4.4)	(4.6)	(4.3)	(0.5)	(0.4)
Operating income	$136.0	$213.8	(36.4)%	14.4%	19.5%

Net Sales

Net sales declined 14% in the second quarter of 2020 compared to the second quarter of 2019, driven by a 15% decline decline in volume, partially offset by a 1% increase in higher combined price and mix.

Gross Profit

Gross profit margin in the second quarter of 2020 decreased 90 basis points ("bps") to 29.3% compared to 30.2% in the second quarter of 2019. We saw margin decreases of 200 bps from lower combined price and mix, 100 bps from factory inefficiencies, and 50 bps from higher product warranty costs. Partially offsetting these were margin increases of 90 bps from lower freight and distribution costs, 70 bps from lower commodities costs, 60 bps from lower tariffs and sourcing and engineering-led cost reductions, and 40 bps from lower other product costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") declined approximately $23 million to $130 million in the second quarter of 2020 compared to $152 million in the second quarter of 2019 primarily due to lower salary and incentive compensation costs. As a percentage of net sales, SG&A decreased 10 bps to 13.8% .
Losses (gains) and Other Expenses, Net

Losses (gains) losses and other expenses, net for the second quarter of 2020 and 2019 included the following (in millions):

	For the Three Months Ended June 30,
	2020	2019
Realized losses on settled futures contracts	$0.1	$0.1
Foreign currency exchange gains	(2.1)	(0.2)
Gain on disposal of fixed assets	(0.2)	(0.4)
Other operating income	(1.2)	—
Net change in unrealized losses on unsettled futures contracts	0.8	0.1
Special legal contingency charges	0.7	(0.1)
Asbestos-related litigation	1.2	0.4
Environmental liabilities	1.1	1.3
Charges incurred related to COVID-19 pandemic	3.4	—
Other items, net	(0.2)	0.9
Losses (gains) and other expenses, net (pre-tax)	$3.6	$2.1

The net change in unrealized losses on unsettled futures contracts was due to changes in commodity prices relative to the unsettled futures contract prices. For more information on our futures contracts, see Note 9 in the Notes to the Consolidated Financial Statements. For more information on special legal contingency charges and asbestos-related litigation, see Note 4 in the Notes to the Consolidated Financial Statements. The environmental liabilities related to estimated remediation costs for contamination at some of our facilities. The charges incurred related to the COVID-19 pandemic related primarily to facility cleaning costs and supplies to ensure the health and safety of our employees.

Restructuring Charges

Restructuring charges were $10 million in the second quarter of 2020 and related to several cost reduction actions taken in response to the economic impact of COVID-19 on our business. These actions consisted of employee terminations for positions that are no longer needed to support the business, selective facility closures, and cancellations of certain sales and marketing activities. For additional information on our restructuring activities, refer to Note 7 in the Notes to the Consolidated Financial Statements.

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

During the second quarter of 2020, we incurred expenses of $1 million related to damages caused by the tornado, which included site clean up, waste disposal and other restoration costs. See Note 4 in the Notes to the Consolidated Financial Statements for additional information.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownership, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. Income from equity method investments of $4 million in the second quarter of 2020 was comparable to the second quarter of 2019.

Pension Settlement

In the second quarter of 2019, we entered into an agreement with Pacific Life Insurance Company to purchase a group annuity contract and transfer $100.0 million of our pension plan assets and $105.6 million of related pension benefit obligations. We recognized a $60.6 million pension settlement charge in the Statement of Operations as a result of this transaction. There were no pension settlements in the second quarter of 2020. For additional information, refer to Note 10 in the Notes to the Consolidated Financial Statements.

Interest Expense, net

Interest expense, net of $7 million in the second quarter of 2020 was down $6 million from $13 million in the second quarter of 2019 due to lower borrowing costs and lower borrowings.

Income Taxes

Our effective tax rate was 21.4% for the second quarter of 2020 compared to 20.6% for the second quarter of 2019. The rate increased primarily due to lower excess tax benefits. We expect our annual effective tax rate to be between 21% and 22%, after excluding the impacts of excess tax benefits recorded under ASU No. 2016-09, the $8 million valuation allowance recorded in the first quarter of 2020 and the tax impacts of restructuring and pandemic-related charges.

Second Quarter of 2020 Compared to Second Quarter of 2019 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the second quarter of 2020 and 2019 (dollars in millions):

	For the Three Months Ended June 30,
	2020	2019	Difference	% Change
Net sales	$644.8	$689.1	$(44.3)	(6.4)%
Profit	$127.3	$153.4	$(26.1)	(17.0)%
% of net sales	19.7%	22.3%
Net sales decreased 6% in the second quarter of 2020 compared to the second quarter of 2019. Sales volumes declined 8%, partially offset by 2% higher combined price and mix.

Segment profit in the second quarter of 2020 declined $26 million compared to the second quarter of 2019 due to $25 million from lower sales volumes, $18 million of non-recurring insurance proceeds for lost profits due to the Marshalltown tornado, $9 million of factory inefficiencies and lower absorption, $6 million from non-recurring warranty adjustments and other product costs, and $1 million of lower income from equity method investments. Partially offsetting these declines was $12 million of lower SG&A expenses, $8 million of lower freight and distribution expenses, $6 million of favorable combined price and mix, $4 million of lower commodities costs, and $3 million from engineering and sourcing-led cost reductions.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the second quarter of 2020 and 2019 (dollars in millions):

	For the Three Months Ended June 30,
	2020	2019	Difference	% Change
Net sales	$188.3	$261.3	$(73.0)	(27.9)%
Profit	$35.6	$53.9	$(18.3)	(34.0)%
% of net sales	18.9%	20.6%

Net sales decreased 28% in the second quarter of 2020 compared to the second quarter of 2019. Sales volumes declined 27% and mix was unfavorable 1%.

Segment profit in the second quarter of 2020 declined $18 million compared to the second quarter of 2019 due to $24 million from lower sales volumes and $5 million of unfavorable mix. Partially offsetting these declines was $5 million of lower SG&A expenses, $2 million of lower commodities costs, $2 million of engineering and sourcing-led cost reductions, $1 million of lower freight and distribution expenses, and $1 million from favorable foreign currency exchange rates.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the second quarter of 2020 and 2019 (dollars in millions):

	For the Three Months Ended June 30,
	2020	2019	Difference	% Change
Net sales	$108.2	$148.7	$(40.5)	(27.2)%
Profit	$8.9	$19.1	$(10.2)	(53.4)%
% of net sales	8.2%	12.8%

Net sales decreased 27% in the second quarter of 2020 compared to the second quarter of 2019 due to lower sales volumes.

Segment profit in the second quarter of 2020 declined $10 million compared to the second quarter of 2019 due to $13 million of lower sales volumes, and $3 million of factory inefficiencies and lower absorption. Partially offsetting these declines were $2 million of lower SG&A expenses, $1 million of lower commodities costs, $1 million from engineering and sourcing-led cost reductions, $1 million of lower freight and distribution expenses, and $1 million from favorable foreign currency exchange rates.

Corporate and Other

Corporate and other expenses decreased $5 million in the second quarter of 2020 compared to the second quarter of 2019 primarily due to lower salary, incentive compensation, and discretionary expenses.

Year-to-Date through June 30, 2020 Compared to Year-to-Date through June 30, 2019 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Six Months Ended June 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2020	2019		2020	2019
Net sales	$1,665.1	$1,889.4	(11.9)	100.0%	100.0%
Cost of goods sold	1,223.7	1,355.8	9.7	73.5	71.8
Gross profit	441.4	533.6	(17.3)	26.5	28.2
Selling, general and administrative expenses	260.8	298.2	12.5	15.7	15.8
Losses (gains) and other expenses, net	2.3	3.2	28.1	0.1	0.2
Restructuring charges	10.5	0.4	(2,525.0)	0.6	—
Loss on sale of business	—	8.8	100.0	—	0.5
Insurance proceeds for lost profits	—	(65.5)	100.0	—	(3.5)
Loss (gain) from natural disaster, net of insurance recoveries	2.7	(12.8)	(121.1)	0.2	(0.7)
Income from equity method investments	(7.2)	(7.2)	—	(0.4)	(0.4)
Operating income	$172.3	$308.5	(44.1)	10.3%	16.3%

Net Sales

Net sales decreased 12% in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to a 11% decline in sales volumes and a 2% decline related to the sale of our Kysor Warren business in the first quarter of 2019, partially offset by 1% from favorable combined price and mix.
Gross Profit

Gross profit margins for the six months ended June 30, 2020 decreased 170 bps to 26.5% compared to the six months ended June 30, 2019. Our profit margin decreased 200 bps from unfavorable combined price and mix, 120 bps from factory inefficiencies, and 90 bps from higher product warranties and other product costs. These were partially offset by 80 bps from lower commodities costs, 80 bps from sourcing and engineering-led cost reductions and lower tariffs, 50 bps from lower freight and distribution costs, and 30 bps from the divested Kysor Warren business which had lower margins.

Selling, General and Administrative Expenses

SG&A declined $37 million to $261 million for the six months ended June 30, 2020 compared to $298 million for the six months ended June 30, 2019 primarily due to lower salaries and incentive compensation costs, the sale of our Kysor Warren business in the first quarter of 2019, and lower discretionary expenditures. As a percentage of net sales, SG&A decreased 10 bps to 15.7% from 15.8%.

Losses (gains) and Other Expenses, Net

Losses (gains) and other expenses, net for the six months ended June 30, 2020 and 2019 included the following (in millions):

	For the Six Months Ended June 30,
	2020	2019
Realized losses on settled futures contracts	$0.2	$0.2
Foreign currency exchange losses	(2.6)	(0.7)
Gain on disposal of fixed assets	(0.1)	(0.2)
Other operating income	(1.3)	—
Net change in unrealized losses (gains) on unsettled futures contracts	1.4	(0.3)
Special legal contingency charges	0.7	0.2
Asbestos-related litigation	(0.5)	1.8
Environmental liabilities	1.3	1.3
Charges incurred related to COVID-19 pandemic	3.4	—
Other items, net	(0.2)	0.9
Losses (gains) and other expenses, net (pre-tax)	$2.3	$3.2

The net change in unrealized losses on unsettled futures contracts was due to changes in commodity prices relative to the unsettled futures contract prices. For more information on our futures contracts, see Note 9 in the Notes to the Consolidated Financial Statements. For more information on special legal contingency charges and asbestos-related litigation, see Note 4 in the Notes to the Consolidated Financial Statements. The environmental liabilities related to estimated remediation costs for contamination at some of our facilities. The charges incurred related to the COVID-19 pandemic related primarily to facility cleaning costs and supplies to ensure the health and safety of our employees.

Restructuring Charges

Restructuring charges were approximately $11 million in the six months ended June 30, 2020 and related to several cost reduction actions taken in response to the economic impact of COVID-19 on our business. These actions consisted of employee terminations for positions that are no longer needed to support the business, selective facility closures, and cancellations of certain sales and marketing activities. For additional information on our restructuring activities, refer to Note 7 in the Notes to the Consolidated Financial Statements.

Loss on Sale of Business

We recognized a loss of $9 million for the six months ended June 30, 2019 related to the sale of our Kysor Warren business in the first quarter of 2019. There were no losses related to this sale for the six months ended June 30, 2020. Refer to Note 6 in the Notes to the Consolidated Financial Statements for additional information on this divestiture.

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

For the six months ended June 30, 2020, we incurred expenses of $3 million related to damages caused by the tornado, which included site clean up, waste disposal and other restoration costs. See Note 4 in the Notes to the Consolidated Financial Statements for additional information.

Income from Equity Method Investments

Income from equity method investments of $7 million for the six months ended June 30, 2020 was flat compared to the six months ended June 30, 2019.

Pension Settlement

In the second quarter of 2019, we entered into an agreement with Pacific Life Insurance Company to purchase a group annuity contract and transfer $100.0 million of our pension plan assets and $105.6 million of related pension benefit obligations. We recognized a $60.6 million pension settlement charge in the Statement of Operations as a result of this transaction. There were no pension settlements for the six months ended June 30, 2020. For additional information, refer to Note 10 in the Notes to the Consolidated Financial Statements.

Interest Expense, net

Interest expense, net of $16 million in the six months ended June 30, 2020 decreased $8 million from $24 million in the six months ended June 30, 2019 primarily due to lower borrowing costs and lower borrowings.

Income Taxes

Our effective tax rate increased to 26.8% for the six months ended June 30, 2020 compared to 19.0% for the six months ended June 30, 2019 primarily due to a $8 million valuation allowance on certain foreign deferred tax assets recorded in the first quarter of 2020 and lower excess tax benefits.

Year-to-Date through June 30, 2020 Compared to Year-to-Date through June 30, 2019 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the six months ended June 30, 2020 and 2019 (dollars in millions):

	For the Six Months Ended June 30,
	2020	2019	Difference	% Change
Net sales	$1,086.9	$1,154.6	$(67.7)	(5.9)%
Profit	$159.8	$240.1	$(80.3)	(33.4)%
% of net sales	14.7%	20.8%
Net sales decreased 6% in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Sales volumes declined 7% partially offset by favorable combined price and mix of 1%.

Segment profit for the six months ended June 30, 2020 decreased $80 million compared to the six months ended June 30, 2019 due to $58 million of non-recurring insurance proceeds for lost profits related to the Marshalltown tornado, $33 million from lower sales volumes, $17 million from lower factory absorption and efficiency, $15 million from non-recurring warranty adjustments and other product costs, $11 million from unfavorable mix, and $1 million from lower income from equity method investments. Partially offsetting these declines was $18 million of lower SG&A expenses, $9 million of favorable price, $9 million from sourcing and engineering-led cost reductions, $8 million of lower commodities costs, $7 million from lower freight and distribution expense, $2 million from lower tariffs on imported Chinese components, and $2 million from favorable foreign currency exchange rates.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the six months ended June 30, 2020 and 2019 (dollars in millions):

	For the Six Months Ended June 30,
	2020	2019	Difference	% Change
Net sales	$366.7	$434.7	$(68.0)	(15.6)%
Profit	$54.3	$68.9	$(14.6)	(21.2)%
% of net sales	14.8%	15.9%

Net sales decreased 16% in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to 17% from lower sales volumes partially offset by favorable mix of 1%.
Segment profit for the six months ended June 30, 2020 decreased $15 million compared to the first six months of 2019 due to $26 million from lower sales volumes, $3 million from unfavorable mix, and $1 million from higher product warranty costs. Partially offsetting these declines was $6 million of lower SG&A expenses, $4 million from sourcing and engineering-led cost reductions, $3 million from lower commodities costs, $1 million from lower freight and distribution expenses, and $1 million from favorable foreign currency exchange rates.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the six months ended June 30, 2019 and 2019 (dollars in millions):

	For the Six Months Ended June 30,
	2020	2019	Difference	% Change
Net sales	$211.5	$300.1	$(88.6)	(29.5)%
Profit	$9.6	$27.5	$(17.9)	(65.1)%
% of net sales	4.5%	9.2%

Net sales decreased 30% in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Sales volumes decreased 18%, the loss of sales from our divested Kysor Warren business contributed 12%, and unfavorable foreign currency exchange rates contributed 1%, which was partially offset by 1% of favorable combined price and mix.

Segment profit for the six months ended June 30, 2020 decreased $18 million compared to the six months ended June 30, 2019 due to $17 million from lower sales volumes, $7 million from lower factory absorption and efficiency, $3 million from other product costs, and $2 million from non-recurring European refrigerant quota sales. Partially offsetting these declines was $5 million of lower SG&A expenses, $2 million from lower commodities costs, $1 million from sourcing and engineering-led cost reductions, $1 million from lower freight and distribution expenses, $1 million from favorable foreign currency exchange rates, and $1 million of higher profit due to the divestiture of the Kysor Warren business.

Corporate and Other

Corporate and other expenses decreased $3 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to lower salary, incentive compensation and discretionary expenses.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the six months ended June 30, 2020 and 2019 (in millions):

	For the Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$6.5	$(111.0)
Net cash (used in) provided by investing activities	(44.3)	1.9
Net cash provided by financing activities	52.3	97.0

Net Cash Provided by Operating Activities - We generated cash from operating activities during the six months ended June 30, 2020 primarily due to lower working capital requirements resulting from the business downturn caused by the COVID-19 pandemic. The net cash used in operating activities for the six months ended June 30, 2019 reflects the seasonal increase in working capital requirements.

Net Cash (Used in) Provided by Investing Activities - Capital expenditures were $44 million in the six months ended June 30, 2020 compared to $54 million in the same period of 2019. Capital expenditures in 2020 were primarily related to the expansion of manufacturing capacity and equipment and investments in systems and software to support the overall enterprise. For the six months ended June 30, 2019, we also received net proceeds of $44 million for the sale of our Kysor Warren business and insurance recoveries of $13 million to replace property and equipment damaged by the Marshalltown tornado.

Net Cash Provided by Financing Activities - Net cash provided by financing activities in the six months ended June 30, 2020 was $52 million compared to $97 million in the same period of 2019. The decrease was primarily due to lower net borrowings on our revolving credit facility partially offset by fewer stock repurchases. We repurchased $100 million of shares for the six months ended June 30, 2020 and returned $59 million to shareholders through dividend payments. For additional information on share repurchases, refer to Note 5 in the Notes to the Consolidated Financial Statements.

Debt Position

The following table details our lines of credit and financing arrangements as of June 30, 2020 (in millions):

Outstanding Borrowings
Current maturities of long-term debt:
Asset securitization program (2)	$306.0
Finance lease obligations	8.5
Domestic credit facility (1)	30.0
Debt issuance costs	(0.9)
Total current maturities of long-term debt	$343.6
Long-term debt:
Finance lease obligations	26.3
Domestic credit facility (1)	672.5
Senior unsecured notes	350.0
Debt issuance costs	(1.6)
Total long-term debt	1,047.2
Total debt	$1,390.8

(1) The available future borrowings on our domestic credit facility are $440.1 million, after being reduced by the outstanding borrowings and $2.4 million in outstanding standby letters of credit. We also had $29.6 million in outstanding standby letters of credit outside of the domestic credit facility as of June 30, 2020. The domestic credit facility matures in August 2021 and we will seek to extend it prior to the end of its term.
(2) The maximum securitization amount ranges from $250.0 million to $400.0 million, depending on the period. The maximum capacity of the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP. Refer to Note 12 in the Notes to the Consolidated Financial Statements for more information.

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio increased to 119.7% at June 30, 2020 from 117.0% at December 31, 2019.
As of June 30, 2020, our senior credit ratings were Baa3 with a stable outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $45 million, future cash generated from operations and available future borrowings are sufficient to fund operations, planned capital expenditures, future contractual obligations, potential share repurchases and dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $45 million as of June 30, 2020 was $21 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. An actual repatriation in the future from our non-U.S. subsidiaries could be subject to foreign withholding taxes and U.S. state taxes.
Guarantees related to our Debt Obligations

Our senior unsecured notes were issued by Lennox International Inc. (the "Parent") and are unconditionally guaranteed by certain of our subsidiaries (the "Guarantor Subsidiaries") and are not secured by our other subsidiaries. The Guarantor Subsidiaries are 100% owned and consolidated, all guarantees are full and unconditional, and all guarantees are joint and several.

The following combined Parent and Guarantor Subsidiary financial information is presented as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 (in millions):

	As of June 30, 2020	As of December 31, 2019
Current assets	$540.9	$594.5
Non-current assets	$2,513.0	$2,297.8
Current liabilities	$528.4	$619.7
Non-current liabilities	$1,375.1	$1,169.4
Amounts due to non-guarantor subsidiaries	$(299.2)	$(339.2)

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020	For the Year Ended December 31, 2019
Net sales	$906.1	$1,571.1	$3,479.8
Gross profit	$285.0	$431.3	$966.6
Income from continuing operations	$199.5	$238.2	$828.4
Net income	$199.5	$238.2	$828.4
Net sales to non-guarantor subsidiaries	$78.8	$123.1	$228.3

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or results of operations. We have also revised our risk factor related to the COVID-19 pandemic that was previously identified in the first quarter of 2020, as follows:

The COVID-19 pandemic has disrupted our business operations and results of operations and is expected to continue to impact our results of operations, financial position and cash flows.

The spread of COVID-19 and the developments surrounding the global pandemic have disrupted our business operations and affected our results of operations. The current and uncertain future impact of the COVID-19 outbreak, including its effect on the demand for our products, our customers and our supply chain, is expected to continue to impact our results of operations, financial position and cash flows.

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

Additionally, certain of our manufacturing facilities have experienced short-term suspensions of operations for COVID-19 employee health concerns. There remains health concern risks, and we cannot predict whether any of our manufacturing facilities or other facilities which we rely on in our operations (e.g., distributions facilities) will experience disruptions or how long such disruptions would last.

We implemented several cost reduction actions in the second quarter of 2020, such as measures including employee terminations, selective facility closures and cancellations of certain sales and marketing activities, and revised our financial outlook downward. Additionally, due to the adverse impact of the COVID-19 pandemic on our European manufacturing facilities and the resulting downturn in the related business, we recorded an $8 million valuation allowance in the first quarter of 2020 on certain foreign deferred tax assets as we concluded that it was no longer more likely than not that these foreign tax loss carryforwards would be realized.

We believe that the impact of the COVID-19 pandemic could have a material adverse effect on the results of our operations, financial position and cash flows as of and for the year ended December 31, 2020.

There have been no other material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In the second quarter of 2020, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans (in millions) (2)
April 1 through April 24	—	$—	—	$446.0
April 24 through May 22	249	$188.9	—	$446.0
May 22 through June 30	323	$228.2	—	$446.0
	572		—

(1) Includes 572 shares of common stock we repurchased in April, May and June of 2020 surrendered to LII to satisfy employee tax-withholding obligations in connection with the exercise of long-term incentive awards.
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
4.7
Eighth Supplemental Indenture, dated as of May 22, 2020, among Lennox Switzerland GmbH, Lennox International Inc., each other existing Guarantor under the Indenture, dated as of May 3, 2010, as subsequently supplemented, and US Bank National Association, as trustee (furnished herewith)

22	List of Guarantor Subsidiaries
31.1	Certification of the principal executive officer (filed herewith).
31.2	Certification of the principal financial officer (filed herewith)
32.1	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101	INS XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101	SCH Inline XBRL Taxonomy Extension Schema Document
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101	LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNOX INTERNATIONAL INC.

By: /s/ Joseph W. Reitmeier
Joseph W. Reitmeier
Chief Financial Officer
(on behalf of registrant and as principal financial officer)

Date: July 20, 2020