Form 10-Q
period 2020-09-30
LENNOX INTERNATIONAL INC
filed 2020-10-19
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of October 9, 2020, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 38,289,399.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three and nine months ended September 30, 2020

i

Part I - Financial Information
Item 1. Financial Statements

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Amounts in millions, except shares and par values)	As of September 30, 2020	As of December 31, 2019
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$55.0	$37.3
Short-term investments	4.1	2.9
Accounts and notes receivable, net of allowances of $7.3 and $6.1 in 2020 and 2019, respectively	542.7	477.8
Inventories, net	408.7	544.1
Other assets	53.5	58.8
Total current assets	1,064.0	1,120.9
Property, plant and equipment, net of accumulated depreciation of $862.3 and $824.3 in 2020 and 2019, respectively	444.9	445.4
Right-of-use assets from operating leases	196.0	181.6
Goodwill	186.7	186.5
Deferred income taxes	15.2	21.5
Other assets, net	74.4	79.0
Total assets	$1,981.2	$2,034.9

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt	$7.0	$321.9
Current operating lease liabilities	54.1	52.7
Accounts payable	361.0	372.4
Accrued expenses	287.8	255.7
Income taxes payable	1.1	—
Total current liabilities	711.0	1,002.7
Long-term debt	1,006.6	849.3
Long-term operating lease liabilities	144.5	131.0
Pensions	92.9	87.4
Other liabilities	141.9	134.7
Total liabilities	2,096.9	2,205.1
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,109.4	1,093.5
Retained earnings	2,303.7	2,148.7
Accumulated other comprehensive loss	(114.9)	(103.8)
Treasury stock, at cost, 48,883,807 shares and 48,575,901 shares for 2020 and 2019, respectively	(3,414.8)	(3,309.5)
Total stockholders' deficit	(115.7)	(170.2)
Total liabilities and stockholders' deficit	$1,981.2	$2,034.9
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$1,055.0	$1,032.9	$2,720.1	$2,922.2
Cost of goods sold	731.7	734.6	1,955.3	2,090.3
Gross profit	323.3	298.3	764.8	831.9
Operating Expenses:
Selling, general and administrative expenses	151.8	143.4	412.7	441.6
Losses (gains) and other expenses, net	3.4	2.2	5.6	5.3
Restructuring charges	0.1	6.1	10.6	6.5
Loss on sale of business	—	0.2	—	9.1
Loss (gain) from natural disasters, net of insurance recoveries	4.9	(7.1)	7.6	(85.4)
Income from equity method investments	(4.0)	(3.3)	(11.2)	(10.5)
Operating income	167.1	156.8	339.5	465.3
Pension settlements	0.3	—	0.3	60.6
Interest expense, net	6.5	12.5	22.2	36.5
Other expense (income), net	1.1	0.6	3.3	1.7
Income from continuing operations before income taxes	159.2	143.7	313.7	366.5
Provision for income taxes	27.5	29.0	68.8	71.5
Income from continuing operations	131.7	114.7	244.9	295.0
Discontinued Operations:
Loss from discontinued operations before income taxes	—	—	(0.9)	(0.4)
Income tax benefit	—	—	(0.6)	(0.1)
Loss from discontinued operations	—	—	(0.3)	(0.3)
Net income	$131.7	$114.7	$244.6	$294.7

Earnings per share – Basic:
Income from continuing operations	$3.44	$2.97	$6.39	$7.54
Loss from discontinued operations	—	—	(0.01)	(0.01)
Net income	$3.44	$2.97	$6.38	$7.53
Earnings per share – Diluted:
Income from continuing operations	$3.42	$2.94	$6.35	$7.46
Loss from discontinued operations	—	—	(0.01)	—
Net income	$3.42	$2.94	$6.34	$7.46

Weighted Average Number of Shares Outstanding - Basic	38.3	38.6	38.3	39.1
Weighted Average Number of Shares Outstanding - Diluted	38.6	39.0	38.6	39.5

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

(Amounts in millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$131.7	$114.7	$244.6	$294.7
Other comprehensive income (loss):
Foreign currency translation adjustments	6.0	(6.2)	(11.8)	(2.4)
Reclassification of foreign currency translation gains into earnings	—	—	—	2.1
Net change in pension and post-retirement liabilities	(2.1)	7.6	(4.5)	10.1
Reclassification of pension and post-retirement benefit losses into earnings	1.4	1.5	4.4	4.4
Pension settlements	0.3	—	0.3	60.6
Share of equity method investments other comprehensive income	(1.2)	—	(1.2)	—
Net change in fair value of cash flow hedges	3.2	(3.1)	(3.2)	(2.3)
Reclassification of cash flow hedge losses into earnings	0.4	2.5	5.5	6.9
Other comprehensive income (loss) before taxes	8.0	2.3	(10.5)	79.4
Tax (expense) benefit	(1.2)	0.1	(0.6)	(17.8)
Other comprehensive income (loss), net of tax	6.8	2.4	(11.1)	61.6
Comprehensive income	$138.5	$117.1	$233.5	$356.3
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and nine months ended September 30, 2020 and 2019 (Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the three months ended September 30, 2020)					Shares	Amount
Balance as of June 30, 2020	$0.9	$1,102.4	$2,201.5	$(121.7)	48.9	$(3,412.0)	$(228.9)
Net income	—	—	131.7	—	—	—	131.7
Dividends, $0.77 per share	—	—	(29.5)	—	—	—	(29.5)
Foreign currency translation adjustments	—	—	—	6.0	—	—	6.0
Pension and post-retirement liability changes, net of tax benefit of $0.1	—	—	—	(0.3)	—	—	(0.3)
Share of equity method investments other comprehensive income	—	—	—	(1.2)	—	—	(1.2)
Stock-based compensation expense	—	8.0	—	—	—	—	8.0
Change in cash flow hedges, net of tax expense of $1.3	—	—	—	2.3	—	—	2.3
Treasury shares reissued for common stock	—	(1.0)	—	—	(0.1)	1.7	0.7
Treasury stock purchases	—	—	—	—	0.1	(4.5)	(4.5)
Balance as of September 30, 2020	$0.9	$1,109.4	$2,303.7	$(114.9)	48.9	$(3,414.8)	$(115.7)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the three months ended September 30, 2019)					Shares	Amount
Balance as of June 30, 2019	$0.9	$1,085.8	$1,979.4	$(129.6)	48.1	$(3,154.0)	$(217.5)
Net income	—	—	114.7	—	—	—	114.7
Dividends, $0.77 per share	—	—	(29.7)	—	—	—	(29.7)
Foreign currency translation adjustments	—	—	—	(6.2)	—	—	(6.2)
Pension and post-retirement liability changes, net of tax	—	—	—	9.0	—	—	9.0
Stock-based compensation expense	—	4.2	—	—	—	—	4.2
Change in cash flow hedges, net of tax benefit of $0.1	—	—	—	(0.4)	—	—	(0.4)
Treasury shares reissued for common stock	—	—	—	—	—	1.0	1.0
Treasury stock purchases	—	—	—	—	0.5	(152.4)	(152.4)
Balance as of September 30, 2019	$0.9	$1,090.0	$2,064.4	$(127.2)	48.6	$(3,305.4)	$(277.3)

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and nine months ended September 30, 2020 and 2019 (Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the nine months ended September 30, 2020)					Shares	Amount
Balance as of December 31, 2019	$0.9	$1,093.5	$2,148.7	$(103.8)	48.6	$(3,309.5)	$(170.2)
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-13)	—	—	(1.3)	—	—	—	(1.3)
Net income	—	—	244.6	—	—	—	244.6
Dividends, $2.31 per share	—	—	(88.3)	—	—	—	(88.3)
Foreign currency translation adjustments	—	—	—	(11.8)	—	—	(11.8)
Pension and post-retirement liability changes, net of tax	—	—	—	0.2	—	—	0.2
Share of equity method investments other comprehensive income	—	—	—	(1.2)	—	—	(1.2)
Stock-based compensation expense	—	18.4	—	—	—	—	18.4
Change in cash flow hedges, net of tax expense of $0.5	—	—	—	1.7	—	—	1.7
Treasury shares reissued for common stock	—	(2.5)	—	—	(0.2)	4.8	2.3
Treasury stock purchases	—	—	—	—	0.5	(110.1)	(110.1)
Balance as of September 30, 2020	$0.9	$1,109.4	$2,303.7	$(114.9)	48.9	$(3,414.8)	$(115.7)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the nine months ended September 30, 2019)					Shares	Amount
Balance as of December 31, 2018	$0.9	$1,078.8	$1,855.0	$(188.8)	47.3	$(2,895.5)	$(149.6)
Cumulative effect adjustment upon adoption of new accounting standard (ASC 842)	—	—	(0.3)	—	—	—	(0.3)
Net income	—	—	294.7	—	—	—	294.7
Dividends, $2.18 per share	—	—	(85.0)	—	—	—	(85.0)
Foreign currency translation adjustments	—	—	—	(0.3)	—	—	(0.3)
Pension and post-retirement liability changes, net of tax expense of $16.4	—	—	—	58.6	—	—	58.6
Stock-based compensation expense	—	15.6	—	—	—	—	15.6
Change in cash flow hedges, net of tax expense of $1.3	—	—	—	3.3	—	—	3.3
Treasury shares reissued for common stock	—	(4.4)	—	—	(0.2)	7.0	2.6
Treasury stock purchases	—	—	—	—	1.5	(416.9)	(416.9)
Balance as of September 30, 2019	$0.9	$1,090.0	$2,064.4	$(127.2)	48.6	$(3,305.4)	$(277.3)
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

(Amounts in millions)	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$244.6	$294.7
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of business	—	9.1
Insurance recoveries received for property damage incurred from natural disaster	—	(11.6)
Income from equity method investments	(11.2)	(10.5)
Dividends from affiliates	9.3	9.3
Restructuring charges, net of cash paid	3.5	6.0
Provision for credit losses	5.0	4.0
Unrealized losses (gains), net on derivative contracts	0.5	(0.1)
Stock-based compensation expense	18.4	15.6
Depreciation and amortization	55.4	53.1
Deferred income taxes	5.6	17.0
Pension expense	7.7	65.9
Pension contributions	(2.8)	(1.7)
Other items, net	2.0	(0.4)
Changes in assets and liabilities, net of effects of divestitures:
Accounts and notes receivable	(69.3)	(178.2)
Inventories	137.6	(107.0)
Other current assets	2.0	1.5
Accounts payable	(2.4)	(24.5)
Accrued expenses	29.6	7.6
Income taxes payable / receivable	6.8	(8.2)
Other, net	3.9	(17.1)
Net cash provided by operating activities	446.2	124.5
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	0.7	1.2
Purchases of property, plant and equipment	(55.9)	(77.0)
Net proceeds from sale of business	—	43.5
Purchases of short-term investments	(1.3)	(2.4)
Insurance recoveries received for property damage incurred from natural disaster	—	11.6
Net cash used in investing activities	(56.5)	(23.1)
Cash flows from financing activities:
Short-term debt payments	(4.6)	(5.3)
Short-term debt borrowings	4.6	5.3
Asset securitization borrowings	91.0	155.5
Asset securitization payments	(376.0)	(58.0)
Long-term debt borrowings	600.0	—
Long-term debt payments	(5.4)	(35.0)
Borrowings from credit facility	1,509.5	1,938.5
Payments on credit facility	(1,980.5)	(1,608.5)
Payments of deferred financing costs	(7.1)	—
Proceeds from employee stock purchases	2.2	2.5
Repurchases of common stock	(100.0)	(400.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(10.1)	(16.9)
Cash dividends paid	(88.6)	(80.9)
Net cash used in financing activities	(365.0)	(102.8)
Increase in cash and cash equivalents	24.7	(1.4)
Effect of exchange rates on cash and cash equivalents	(7.0)	1.2
Cash and cash equivalents, beginning of period	37.3	46.3
Cash and cash equivalents, end of period	$55.0	$46.1

Supplemental disclosures of cash flow information:
Interest paid	$19.0	$31.5
Income taxes paid (net of refunds)	$55.1	$78.7
Insurance recoveries received	$—	$138.0
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we," "our," "us," "LII," or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of September 30, 2020, the accompanying unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, the accompanying unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, the accompanying unaudited Consolidated Statements of Stockholders' Deficit for the three and nine months ended September 30, 2020 and 2019, and the accompanying unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Our fiscal quarterly periods are comprised of approximately 13 weeks, but the number of days per quarter may vary year-over-year. Our quarterly reporting periods usually end on the Saturday closest to the last day of March, June and September. Our fourth quarter and fiscal year ends on December 31, regardless of the day of the week on which December 31 falls. For convenience, the 13-week periods comprising each fiscal quarter are denoted by the last day of the respective calendar quarter.

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

The magnitude of the impact of COVID-19 remains unpredictable and we, therefore, continue to anticipate potential supply chain disruptions, employee absenteeism, short-term suspensions of manufacturing facilities and additional health and safety costs related to the COVID-19 pandemic that could unfavorably impact our business. Although these disruptions and costs are expected to be temporary, there is significant uncertainty around the duration and overall impact to our business operations. We believe it is possible that the impact of the COVID-19 pandemic could have a material adverse effect on the results of our operations, financial position and cash flows.

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

Segment Data

Net sales and segment profit (loss) for each segment, along with a reconciliation of segment profit (loss) to Operating income, are shown below (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales
Residential Heating & Cooling	$722.0	$637.6	$1,808.8	$1,792.2
Commercial Heating & Cooling	207.9	253.3	574.6	687.9
Refrigeration	125.1	142.0	336.7	442.1
	$1,055.0	$1,032.9	$2,720.1	$2,922.2

Segment profit (loss) (1)
Residential Heating & Cooling	$153.0	$126.5	$312.8	$366.6
Commercial Heating & Cooling	38.8	47.1	93.1	116.0
Refrigeration	13.0	19.8	22.6	47.3
Corporate and other	(28.3)	(18.1)	(61.3)	(54.3)
Total segment profit	176.5	175.3	367.2	475.6
Reconciliation to Operating income:
Special product quality adjustments	—	(0.5)	(1.0)	(1.0)
Loss on sale of business	—	0.2	—	9.1
Prior quarter partial advance of insurance recoveries related to lost profits	—	8.0	—	—
Loss (gain) from natural disasters, net of insurance recoveries	4.9	1.2	7.6	(11.6)
Items in Losses (gains) and other expenses, net that are excluded from segment profit (loss) (1)	4.4	3.5	10.5	7.3
Restructuring charges	0.1	6.1	10.6	6.5
Operating income	$167.1	$156.8	$339.5	$465.3
(1) We define segment profit (loss) as a segment's operating income included in the accompanying Consolidated Statements of Operations, excluding:
•The following items in Losses (gains) and other expenses, net:
◦Net change in unrealized (gains) losses on unsettled futures contracts,
◦Special legal contingency charges,
◦Asbestos-related litigation,
◦Environmental liabilities,
◦Charges incurred related to COVID-19 pandemic,
◦Other items, net,
•Loss on sale of business,
•Special product quality adjustments,
•Prior quarter partial advance of insurance recoveries related to lost profits,
•Loss (gain) from natural disasters, net of insurance recoveries; and,
•Restructuring charges.

3. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share for Income from continuing operations were as follows (in millions, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$131.7	$114.7	$244.6	$294.7
Exclude: Loss from discontinued operations	—	—	0.3	0.3
Income from continuing operations	$131.7	$114.7	$244.9	$295.0

Weighted-average shares outstanding – basic	38.3	38.6	38.3	39.1
Add: Potential effect of dilutive securities attributable to stock-based payments	0.3	0.4	0.3	0.4
Weighted-average shares outstanding – diluted	38.6	39.0	38.6	39.5

Earnings per share – Basic:
Income from continuing operations	$3.44	$2.97	$6.39	$7.54
Loss from discontinued operations	—	—	(0.01)	(0.01)
Net income	$3.44	$2.97	$6.38	$7.53

Earnings per share – Diluted:
Income from continuing operations	$3.42	$2.94	$6.35	$7.46
Loss from discontinued operations	—	—	(0.01)	—
Net income	$3.42	$2.94	$6.34	$7.46

The following stock appreciation rights and restricted stock units were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted-average number of shares	0.1	—	0.1	—
Price per share	$257.08	$—	$257.08	$—

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

We lease certain real and personal property under non-cancelable operating leases. Approximately 72% of our right-of-use assets and lease liabilities relate to our leases of real estate with the remaining amounts relating to our leases of IT equipment, fleet vehicles and manufacturing and distribution equipment.

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

Liabilities for estimated product warranty costs related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of September 30, 2020	As of December 31, 2019
Accrued expenses	$37.0	$38.2
Other liabilities	80.4	74.6
Total warranty liability	$117.4	$112.8
The changes in product warranty liabilities related to continuing operations for the nine months ended September 30, 2020 were as follows (in millions):

Total warranty liability as of December 31, 2019	$112.8
Warranty claims paid	(26.9)
Changes resulting from issuance of new warranties	31.2
Changes in estimates associated with pre-existing liabilities	0.3
Changes in foreign currency translation rates and other	—
Total warranty liability as of September 30, 2020	$117.4
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

Some of these claims and lawsuits allege personal injury or health problems resulting from exposure to asbestos that was integrated into certain of our products. We have never manufactured asbestos and have not incorporated asbestos-containing components into our products for several decades. A substantial majority of these asbestos-related claims have been covered by insurance or other forms of indemnity or have been dismissed without payment. The remainder of our closed cases have been resolved for amounts that are not material, individually or in the aggregate. Our defense costs for asbestos-related claims are generally covered by insurance. However, our insurance coverage for settlements and judgments for asbestos-related claims varies depending on several factors and are subject to policy limits. We may have greater financial exposure for future settlements and judgments. The following table summarizes the expenses, net of probable insurance recoveries, for known and future asbestos-related litigation recorded in Losses (gains) and other expenses, net in the Consolidated Statements of Operations (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Expense (gain) for asbestos-related litigation, net	$2.4	$1.5	$1.9	$3.3

It is management's opinion that none of these claims or lawsuits or any threatened litigation will have a material adverse effect on our financial condition, results of operations or cash flows. Claims and lawsuits, however, involve uncertainties and it is possible that their eventual outcome could adversely affect our results of operations for a particular period.

Natural Disasters and Recovery

On July 19, 2018, our manufacturing facility in Marshalltown, Iowa was severely damaged by a tornado. On August 10, 2020, the Marshalltown facility was partially damaged by a derecho wind storm. The costs and losses incurred as well as any insurance recoveries for both of these natural disasters are shown in Loss (gain) from natural disasters, net of insurance recoveries in the Consolidated Statements of Operations.

The following table summarizes the components of Loss (gain) from natural disasters, net of insurance recoveries (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Marshalltown tornado	$0.4	$(7.1)	$3.1	$(85.4)
Marshalltown wind storm	4.5	—	4.5	—
Loss (gain) from natural disasters, net of insurance recoveries	$4.9	$(7.1)	$7.6	$(85.4)

Marshalltown Tornado

Insurance covered the repair or replacement of our assets that suffered damage or loss, and business interruption costs, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. In December 2019, we reached a final settlement with our insurance carriers for a total cumulative insurance recovery of $367.5 million for the losses we incurred and will incur from the tornado. All recoveries related to the final settlement were received in 2018 and 2019. The following table summarizes the Loss (gain) from natural disasters, net of insurance recoveries relating to the tornado (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Insurance recoveries received	$—	$10.0	$—	$138.0
Losses and expenses incurred:
Site clean-up and remediation	—	(3.5)	—	19.8
Factory inefficiencies due to lower productivity	—	0.8	—	9.3
Other	0.4	5.6	3.1	23.5
Total losses and expenses	$0.4	$2.9	$3.1	$52.6
Components of Marshalltown tornado in Loss (gain) from natural disasters, net of insurance recoveries:
Insurance proceeds for lost profits	—	(8.3)	—	(73.8)
Loss (gain) from natural disaster, net of insurance recoveries	0.4	1.2	3.1	(11.6)
	$0.4	$(7.1)	$3.1	$(85.4)

Marshalltown Wind Storm

We have insurance for the repair and replacement of our assets that suffered damage or loss, and are working closely with our insurance carriers and claims adjusters to ascertain the amount of insurance recoveries due to us as a result of the damage and losses we suffered. Our insurance policies also provide business interruption coverage, including lost profits and reimbursement for other expenses and costs that have been incurred related to the damages and losses suffered. The following table summarizes the Loss (gain) from natural disasters, net of insurance recoveries relating to the wind storm (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Inventory write-offs	$0.1	$—	$0.1	$—
Site clean-up and remediation	0.5	—	0.5	—
Building repairs	2.8	—	2.8	—
Factory inefficiencies due to lower productivity	0.2	—	0.2	—
Other	0.9	—	0.9	—
Total losses and expenses	$4.5	$—	$4.5	$—
Components of Marshalltown wind storm in Loss (gain) from natural disasters, net of insurance recoveries:
Loss (gain) from natural disaster	$4.5	$—	$4.5	$—

5. Stock Repurchases:

Our Board of Directors have authorized a total of $3 billion to repurchase shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $500 million share repurchase authorization in December 2019. Under this program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. As of September 30, 2020, $446 million of shares may be repurchased under the Share Repurchase Plans.

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

We also repurchased shares for $10.1 million during the nine months ended September 30, 2020 from employees who tendered their shares to satisfy minimum tax withholding obligations upon the vesting and exercise of stock-based compensation awards.

6. Divestitures:

During the first quarter of 2019, we obtained Board of Directors' approval and signed an agreement with EPTA S.p.A., a private Italian company, for the sale of our Kysor Warren business. The sale was completed on March 29, 2019 and the following table summarizes the net loss recognized in connection with this divestiture. There were no gains or losses on the sale of this business for the nine months ended September 30, 2020.

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

Due to the economic impact of COVID-19 on our business, we implemented several cost reduction actions in the second quarter of 2020. We recorded $10.0 million of restructuring charges for the nine months ended September 30, 2020 for these actions, which consisted of employee terminations for positions that were no longer needed to support the business, selective facility closures, and cancellations of certain sales and marketing activities. We also recorded $0.6 million of restructuring charges for restructuring plans initiated in the third and fourth quarters of 2019.

Information regarding the restructuring charges for all ongoing activities, including actions initiated in 2019, is presented in the following table (in millions):

	Incurred in 2020	Incurred to Date	Total Expected to be Incurred
Severance and related expense	$4.5	$5.8	$6.5
Asset write-offs and accelerated depreciation	1.9	3.6	3.6
Lease termination	(0.1)	1.0	1.0
Other	4.3	4.8	5.5
Total restructuring charges	$10.6	$15.2	$16.6
While restructuring charges are excluded from our calculation of segment profit (loss), the table below presents the restructuring charges associated with each segment (in millions):

	Incurred in 2020	Incurred to Date	Total Expected to be Incurred
Residential Heating & Cooling	$6.5	$9.4	$9.4
Commercial Heating & Cooling	1.4	3.1	3.8
Refrigeration	1.4	1.4	2.1
Corporate & Other	1.3	1.3	1.3
Total restructuring charges	$10.6	$15.2	$16.6

8. Revenue Recognition:

The following table disaggregates our revenue by business segment by geography which provides information as to the major source of revenue. See Note 2 for additional information on our reportable business segments and the products and services sold in each segment.

	For the Three Months Ended September 30, 2020
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$665.6	$184.6	$67.2	$917.4
Canada	56.4	22.7	—	79.1
Other international	—	0.6	57.9	58.5
Total	$722.0	$207.9	$125.1	$1,055.0

	For the Three Months Ended September 30, 2019
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$597.3	$227.0	$82.5	$906.8
Canada	40.3	26.0	—	66.3
Other international	—	0.3	59.5	59.8
Total	$637.6	$253.3	$142.0	$1,032.9

	For the Nine Months Ended September 30, 2020
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$1,681.8	$518.9	$188.0	$2,388.7
Canada	127.0	54.8	—	$181.8
Other international	—	0.9	148.7	$149.6
Total	$1,808.8	$574.6	$336.7	$2,720.1

	For the Nine Months Ended September 30, 2019
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$1,677.6	$623.3	$254.1	$2,555.0
Canada	114.6	63.8	0.7	$179.1
International	—	0.8	187.3	$188.1
Total	$1,792.2	$687.9	$442.1	$2,922.2

Residential Heating & Cooling - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox stores or to independent distributors. For the three months ended September 30, 2020 and 2019, direct sales represented 74% and 74% of revenues, and sales to independent distributors represented the remainder. For the nine months ended September 30, 2020 and 2019, direct sales represented 75% and 74% of revenues, and sales to independent distributors represented the remainder. Given the nature of our business, customer product orders are fulfilled at a point in time and not over a period of time.

Commercial Heating & Cooling - In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. These products are distributed primarily through commercial contractors and directly to national account customers in the planned replacement, emergency replacement and new construction markets. Revenue for the products sold is recognized at a point in time when control transfers to the customer, which is generally at time of shipment. Lennox National Account Services provides installation, service and preventive maintenance for HVAC national account customers in the United States and Canada. Revenue related to service contracts is recognized as the services are performed under the contract based on the relative fair value of the services provided. For the three months ended September 30, 2020 and 2019, equipment sales represented 83% and 86% of revenues and the remainder of our revenue was generated from our service business. For the nine months ended September 30, 2020 and 2019, equipment sales represented 84% and 86% of revenues, and the remainder of our revenue was generated from our service business.

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

Net contract assets (liabilities) consisted of the following:

	September 30, 2020	December 31, 2019	$ Change	% Change
Contract liabilities - current	$(7.0)	$(8.4)	$1.4	(16.7)%
Contract liabilities - noncurrent	(5.6)	(5.9)	0.3	(5.1)%
Total	$(12.6)	$(14.3)	$1.7

For the three months ended September 30, 2020 and 2019, we recognized revenue of $1.4 million and $0.2 million and for the nine months ended September 30, 2020 and 2019 we recognized revenue of $5.9 million and $2.8 million related to our contract liabilities at January 1, 2020 and 2019, respectively. Impairment losses recognized in our receivables and contract assets were de minimis in 2020 and 2019.

9. Other Financial Statement Details:
Inventories:
The components of inventories are as follows (in millions):

	As of September 30, 2020	As of December 31, 2019
Finished goods	$258.4	$402.9
Work in process	5.7	6.0
Raw materials and parts	204.8	198.8
Subtotal	468.9	607.7
Excess of current cost over last-in, first-out cost	(60.2)	(63.6)
Total inventories, net	$408.7	$544.1

Goodwill:
The changes in the carrying amount of goodwill in 2020, in total and by segment, are summarized in the table below (in millions):

	Balance at December 31, 2019	Changes in foreign currency translation rates	Balance at September 30, 2020
Residential Heating & Cooling	$26.1	$—	$26.1
Commercial Heating & Cooling	61.1	—	61.1
Refrigeration	99.3	0.2	99.5
Total Goodwill	$186.5	$0.2	$186.7

We monitor our reporting units for indicators of impairment throughout the year to determine if a change in facts or circumstances warrants a re-evaluation of our goodwill. We have not recorded any goodwill impairments for the three or nine months ended September 30, 2020.

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

Cash Flow Hedges

We have foreign exchange forward contracts and commodity futures contracts designated as cash flow hedges that are scheduled to mature through January 2021 and February 2022, respectively. Unrealized gains or losses from our cash flow hedges are included in Accumulated other comprehensive loss (“AOCL”) and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities and foreign currencies at the settlement dates. We recorded the following amounts in AOCL related to our cash flow hedges (in millions):

	As of September 30, 2020	As of December 31, 2019
Unrealized (gains) losses on unsettled contracts	$(2.0)	$0.2
Income tax expense (benefit)	0.3	(0.2)
(Gains) included in AOCL, net of tax (1)	$(1.7)	$—
(1) Assuming commodity prices and foreign currency exchange rates remain constant, we expect to reclassify $1.2 million of derivative gains into earnings within the next 12 months.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-based compensation expense (1)	$8.0	$4.2	$18.4	$15.6
(1) All expense was recorded in our Corporate and Other business segment.

10. Pension Benefit Plans:

The components of net periodic benefit cost for pension benefits were as follows (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$1.4	$1.2	$4.2	$3.6
Interest cost	1.6	2.7	5.0	8.1
Expected return on plan assets	(2.0)	(3.6)	(6.2)	(10.8)
Amortization of prior service cost	—	0.1	0.1	0.1
Recognized actuarial loss	1.4	1.4	4.3	4.3
Other	0.1	—	—	—
Settlements and curtailments	0.3	—	0.3	60.6
Net periodic benefit cost	$2.8	$1.8	$7.7	$65.9

11. Income Taxes:

As of September 30, 2020, we had approximately $3.2 million in total gross unrecognized tax benefits. Of this amount $3.2 million, if recognized, would be recorded through the Consolidated Statements of Operations.

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

12. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	As of September 30, 2020	As of December 31, 2019
Current maturities of long-term debt:
Asset securitization program	$—	$285.0
Finance lease obligations	9.6	7.8
Domestic credit facility	—	30.0
Debt issuance costs	(2.6)	(0.9)
Total current maturities of long-term debt	$7.0	$321.9
Long-Term Debt:
Finance lease obligations	28.8	25.9
Domestic credit facility	34.5	475.5
Senior unsecured notes	950.0	350.0
Debt issuance costs	(6.7)	(2.1)
Total long-term debt	$1,006.6	$849.3
Total debt	$1,013.6	$1,171.2

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist in financing seasonal borrowing needs for our foreign locations. We had no outstanding foreign obligations as of September 30, 2020 or December 31, 2019 and there were $4.6 million of borrowings and repayments on these facilities for the nine months ended September 30, 2020. There were $5.3 million of borrowings and repayments on these facilities for the nine months ended September 30, 2019.

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

	As of September 30, 2020	As of December 31, 2019
Eligible amount available under the ASP on qualified accounts receivable	$328.9	$320.0
Less: Beneficial interest transferred	—	(285.0)
Remaining amount available	$328.9	$35.0
We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on either the average

LIBOR rate or floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.70%. The average rates as of September 30, 2020 and December 31, 2019 were 0.88% and 2.51%, respectively. The unused fee is based on 101% of the maximum available amount less the beneficial interest transferred and is calculated at a rate ranging between 0.25% and 0.35%, depending on the available borrowings, throughout the term of the agreement. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Seventh Amended and Restated Credit Facility Agreement ("Domestic Credit Facility"), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Domestic Credit Facility. The participating financial institutions have investment grade credit ratings. As of September 30, 2020, we believe we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Credit Facility

On July 30, 2020, we amended our Domestic Credit Facility to extend the term of our revolving credit facility by one year and to provide for a $250.0 million decrease in revolving commitments. The amended Domestic Credit Facility currently consists of a $750.0 million unsecured revolving credit facility that matures in August 2022. The previously outstanding unsecured term loan was fully repaid in September 2020.

Under our Domestic Credit Facility, we had outstanding borrowings of $34.5 million as well as $2.2 million committed to standby letters of credit as of September 30, 2020. Subject to covenant limitations, $713.3 million was available for future borrowings. The revolving credit facility includes a subfacility for swingline loans of up to $65.0 million.

Our weighted average borrowing rate on the facility was as follows:

	As of September 30, 2020	As of December 31, 2019
Weighted average borrowing rate	1.65%	2.93%
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

If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our Domestic Credit Facility and accelerate amounts due under our Domestic Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of September 30, 2020, we believe we were in compliance with all covenant requirements.

Senior Unsecured Notes

We issued two series of senior unsecured notes on July 30, 2020 for $300.0 million each, which will mature on August 1, 2025 (the "2025 Notes") and August 1, 2027 (the "2027 Notes") with interest being paid semi-annually on February and August at 1.35% and 1.70% respectively, per annum. We also issued $350.0 million of senior unsecured notes in November 2016 (the "2023 Notes," and together with the 2025 Notes and the 2027 Notes, the "Notes") which will mature on November 15, 2023 with interest being paid semi-annually on May 15 and November 15 at 3.00% per annum.

All the Notes are guaranteed, on a senior unsecured basis, by certain of our subsidiaries that guarantee indebtedness under our Domestic Credit Facility. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of September 30, 2020, we believe we were in compliance with all covenant requirements.

13. Comprehensive Income:

The following table provides information on items not reclassified in their entirety from AOCL to Net income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Affected Line Item(s) in the Consolidated Statements of Operations
	2020	2019	2020	2019
(Losses) Gains on Cash Flow Hedges:
Derivatives contracts	$(0.4)	$(2.5)	$(5.5)	$(6.9)	Cost of goods sold; Losses (gains) and other expenses, net
Income tax benefit	0.1	0.5	1.4	1.6	Provision for income taxes
Net of tax	$(0.3)	$(2.0)	$(4.1)	$(5.3)

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(1.4)	$(1.5)	$(4.4)	$(4.4)	Cost of goods sold; Selling, general and administrative expenses
Pension settlements	(0.3)	—	(0.3)	(60.6)	Pension settlements
Income tax benefit	0.4	0.4	1.1	16.2	Provision for income taxes
Net of tax	$(1.3)	$(1.1)	$(3.6)	$(48.8)

Foreign Currency Translation Adjustments:
Foreign currency adjustments on sale of business	—	—	—	(2.1)	Loss on sale of business
Net of tax	$—	$—	$—	$(2.1)

Total reclassifications from AOCL	$(1.6)	$(3.1)	$(7.7)	$(56.2)

The following table provides information on changes in AOCL, by component (net of tax), for the nine months ended September 30, 2020 (in millions):

	Gains (Losses) on Cash Flow Hedges	Share of equity method investments other comprehensive income	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2019	$—	$—	$(81.5)	$(22.3)	$(103.8)
Other comprehensive loss before reclassifications	(2.4)	(1.2)	(3.4)	(11.8)	(18.8)
Amounts reclassified from AOCL	4.1	—	3.6	—	7.7
Net other comprehensive (loss) income	1.7	(1.2)	0.2	(11.8)	(11.1)
Balance as of September 30, 2020	$1.7	$(1.2)	$(81.3)	$(34.1)	$(114.9)

14. Fair Value Measurements:

Fair Value Hierarchy

The methodologies used to determine the fair value of our financial assets and liabilities at September 30, 2020 were the same as those used at December 31, 2019.

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

	As of September 30, 2020	As of December 31, 2019
Senior unsecured notes	$945.0	$356.8

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

Impact of COVID-19 Pandemic and the Resulting Changes to our 2020 Financial Performance

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

Additionally, certain of our manufacturing facilities experienced short-term suspensions of operations for COVID-19 employee health concerns during the second and third quarters of 2020.

Due to the adverse impact of the COVID-19 pandemic on our European manufacturing facilities and the resulting downturn in the related business, we recorded an $8 million valuation allowance in the first quarter of 2020 on certain foreign deferred tax assets as we concluded that it was no longer more likely than not that these foreign tax loss carryforwards would be realized.

In April 2020, we implemented cost reduction actions to realize $115 million of SG&A savings relative to our initial 2020 financial plans based on expectations that the North American unitary HVAC and refrigeration market would be negatively impacted by approximately 20% due to the pandemic. During the third quarter, we revised our outlook for the remainder of 2020 due to the improved performance of our end markets and our strong operational performance. We are now planning for $65 million of SG&A savings this year, with the decrease in savings due primarily to reinstituting the temporary salary reductions, increasing sales commissions and paying performance-based incentive compensation.

In connection with these cost saving actions, we incurred pre-tax charges of $10 million in the second and third quarters of 2020 related primarily to personnel severance and benefits and facility exit costs. Also, we incurred $6 million of expenses for the nine months ended September 30, 2020 for facility cleaning and sanitization supplies to ensure the health and safety of our employees.

The magnitude of the impact of COVID-19 remains unpredictable and we, therefore, continue to anticipate potential supply chain disruptions, employee absenteeism and short-term suspensions of manufacturing facilities, and additional health and safety costs related to the COVID-19 pandemic that could unfavorably impact our business. Since the first quarter of 2020, we have reset our financial expectations and, based on our latest guidance, now expect 2020 revenue to be down 5% to 9% from last year versus our initial 2020 guidance for growth of 4% to 8%. Additionally, we now expect Diluted EPS from continuing operations in the range of $8.35 to $8.95 for the year as compared to our initial expected range of $11.30 to $11.90 for 2020.

We expect our cash generation to remain strong for 2020 as our working capital requirements decline, and currently project approximately $525 million in cash flows from operations for the year. We reduced our capital expenditure plans for 2020 from $153 million initially to $100 million. We are rated investment grade by both S&P and Moody’s, and we expect to remain well within our debt covenants. We do not anticipate any liquidity concerns as we issued $600 million in senior unsecured notes in the third quarter of 2020 and extended the term of bank revolver by one year until the latter half of 2022. Our quarterly dividend plans are unchanged, most recently $0.77 per share, or more than $115 million in total payments for the year. We repurchased $100 million of stock in the first quarter of the $400 million we had planned to repurchase for the year. However, we placed the remaining repurchase plans for 2020 on hold.

Financial Overview

Results for the third quarter of 2020 were mixed and adversely impacted by the business downturn caused by the COVID-19 pandemic. Year over year sales and profit were up in our Residential Heating & Cooling segment primarily due to higher volumes, while they were down in our Commercial Heating & Cooling and Refrigeration segments primarily due to lower sales volumes. The Residential Heating & Cooling segment saw a 13% increase in net sales and a $27 million increase in segment profit. The Commercial Heating & Cooling segment had a 18% decrease in net sales and a $8 million decrease in segment profit. The Refrigeration segment had a 12% decline in net sales and a $7 million decline in segment profit.

Financial Highlights

•Net sales increased $22 million to $1,055 million in the third quarter of 2020 driven by favorable price and mix combined and net volume increases.
•Operating income in the third quarter of 2020 increased $10 million to $167 million primarily driven by factory productivity, lower commodity costs, and sourcing and engineering-led cost reductions, partially offset by non-recurring insurance recoveries in 2019 for lost profits related to the Marshalltown tornado.
•Net income for the third quarter of 2020 increased $17 million to $132 million.
•Diluted earnings per share from continuing operations were $3.42 per share in the third quarter of 2020 compared to $2.94 per share in the third quarter of 2019.
•For the nine months ended September 30, 2020, we returned $89 million to shareholders through dividend payments and repurchased $100 million of common stock through our share repurchase program.

Third Quarter of 2020 Compared to Third Quarter of 2019 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended September 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2020	2019		2020	2019
Net sales	$1,055.0	$1,032.9	2.1%	100.0%	100.0%
Cost of goods sold	731.7	734.6	0.4	69.4	71.1
Gross profit	323.3	298.3	8.4	30.6	28.9
Selling, general and administrative expenses	151.8	143.4	(5.9)	14.4	13.9
Losses (gains) and other expenses, net	3.4	2.2	(54.5)	0.3	0.2
Restructuring charges	0.1	6.1	98.4	—	0.6
Loss on sale of business	—	0.2	100.0	—	—
Loss (gain) from natural disasters, net of insurance recoveries	4.9	(7.1)	(169.0)	0.5	(0.7)
Income from equity method investments	(4.0)	(3.3)	21.2	(0.4)	(0.3)
Operating income	$167.1	$156.8	6.6%	15.8%	15.2%

Net Sales

Net sales increased 2% in the third quarter of 2020 compared to the third quarter of 2019 driven by higher sales volumes of 1% and favorable combined price and mix of 1%.

Gross Profit

Gross profit margin in the third quarter of 2020 increased 170 basis points ("bps") to 30.6% compared to 28.9% in the third quarter of 2019. We saw margin increases of 80 bps from lower commodity costs, 80 bps from sourcing and engineering-led cost reductions, 60 bps from lower freight and distribution costs, and 50 bps from factory productivity. Partially offsetting these were margin decreases of 70 bps from unfavorable combined price and mix and 30 bps from higher tariffs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") increased $8 million to $152 million in the third quarter of 2020 compared to $143 million in the third quarter of 2019 primarily due to higher incentive compensation costs. As a percentage of net sales, SG&A increased 50 bps to 14.4% .

Losses (gains) and Other Expenses, Net

Losses (gains) losses and other expenses, net for the third quarter of 2020 and 2019 included the following (in millions):

	For the Three Months Ended September 30,
	2020	2019
Realized losses on settled futures contracts	$—	$0.1
Foreign currency exchange gains	(0.4)	(0.3)
Gain on disposal of fixed assets	(0.2)	—
Other operating income	(0.4)	(1.2)
Net change in unrealized (gains) losses on unsettled futures contracts	(1.4)	0.1
Special legal contingency charges	0.2	0.3
Asbestos-related litigation	2.4	1.5
Environmental liabilities	0.3	1.1
Charges incurred related to COVID-19 pandemic	3.0	—
Other items, net	(0.1)	0.6
Losses (gains) and other expenses, net (pre-tax)	$3.4	$2.2

The net change in unrealized losses on unsettled futures contracts was due to changes in commodity prices relative to the unsettled futures contract prices. For more information on our futures contracts, see Note 9 in the Notes to the Consolidated Financial Statements. For more information on special legal contingency charges and asbestos-related litigation, see Note 4 in the Notes to the Consolidated Financial Statements. The environmental liabilities related to estimated remediation costs for contamination at some of our facilities. The charges incurred related to the COVID-19 pandemic related primarily to facility cleaning costs and sanitization supplies to ensure the health and safety of our employees.

Restructuring Charges

Restructuring charges were insignificant in the third quarter of 2020 and related to ongoing cost reduction actions taken in prior periods. For additional information on our restructuring activities, refer to Note 7 in the Notes to the Consolidated Financial Statements.

Gains and Losses related to Natural Disasters

On July 19, 2018, our manufacturing facility in Marshalltown, Iowa was severely damaged by a tornado. On August 10, 2020, the Marshalltown facility was partially damaged by a derecho wind storm. The costs and losses incurred as well as any insurance recoveries for both of these natural disasters are shown in Loss (gain) from natural disasters, net of insurance recoveries in the Consolidated Statements of Operations.

In December 2019, we reached a final settlement with our insurance carriers for a total cumulative insurance recovery of $367.5 million for the losses we incurred and will incur from the tornado. All recoveries related to the final settlement were received in 2018 and 2019. During the third quarter of 2020, we incurred expenses of less than $1 million related to damages caused by the tornado, which primarily related to other restoration costs.

We have insurance for the repair and replacement of our assets that suffered damage or loss related to the wind storm. We are working closely with our insurance carriers and claims adjusters to ascertain the amount of insurance recoveries due to us as a result of the damage and losses we suffered. Our insurance policies also provide business interruption coverage, including lost profits and reimbursement for other expenses and costs that have been incurred related to the damages and losses suffered. During the third quarter of 2020, we incurred expenses of approximately $5 million related to damages caused by the wind storm, which included site clean up, building repairs and other restoration costs.

See Note 4 in the Notes to the Consolidated Financial Statements for additional information.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownership, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. Income from equity method investments of $4 million in the third quarter of 2020 was up slightly compared to the third quarter of 2019.

Interest Expense, net

Interest expense, net of $7 million in the third quarter of 2020 was down $6 million from $13 million in the third quarter of 2019 due to lower borrowing costs and fewer borrowings.

Income Taxes

Our effective tax rate was 17.3% for the third quarter of 2020 compared to 20.2% for the third quarter of 2019. The rate decreased primarily due to higher excess tax benefits from stock-based compensation and a favorable mix of income from jurisdictions with lower tax rates. We expect our annual effective tax rate in 2020 to be between 19% and 20%, after excluding the impacts of excess tax benefits recorded under ASU No. 2016-09, after the $8 million valuation allowance recorded in the first quarter of 2020 and after the tax impacts of restructuring and pandemic-related charges.

Third Quarter of 2020 Compared to Third Quarter of 2019 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the third quarter of 2020 and 2019 (dollars in millions):

	For the Three Months Ended September 30,
	2020	2019	Difference	% Change
Net sales	$722.0	$637.6	$84.4	13.2%
Profit	$153.0	$126.5	$26.5	20.9%
% of net sales	21.2%	19.8%
Net sales increased 13% in the third quarter of 2020 compared to the third quarter of 2019. Sales volumes increased 11% and combined price and mix increased 2%.

Segment profit in the third quarter of 2020 increased $27 million compared to the third quarter of 2019 due to $19 million from higher sales volumes, $7 million of factory productivity, $6 million from engineering and sourcing-led cost reductions, $6 million from lower freight and distribution costs, $5 million from lower commodity costs, $4 million of favorable price, $2 million from lower warranty and other product costs, and $1 million of income from equity method investments. Partially offsetting these increases was $16 million of non-recurring insurance proceeds for lost profits related to the Marshalltown tornado, $4 million from timing of tariffs for certain Chinese imports, $1 million from unfavorable mix, $1 million from higher SG&A expenses, and $1 million from unfavorable foreign currency exchange rates.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the third quarter of 2020 and 2019 (dollars in millions):

	For the Three Months Ended September 30,
	2020	2019	Difference	% Change
Net sales	$207.9	$253.3	$(45.4)	(17.9)%
Profit	$38.8	$47.1	$(8.3)	(17.6)%
% of net sales	18.7%	18.6%

Net sales decreased 18% in the third quarter of 2020 compared to the third quarter of 2019. Sales volumes declined 15% and mix was unfavorable 3%.

Segment profit decreased $8 million in the third quarter of 2020 compared to the third quarter of 2019 due to $14 million from lower sales volumes, $2 million from unfavorable mix, and $1 million from other product costs. Partially offsetting these declines was $3 million from lower SG&A expenses, $2 million from lower commodity costs, $2 million from engineering and sourcing-led cost reductions, $1 million of factory productivity, and $1 million from lower freight and distribution expense.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the third quarter of 2020 and 2019 (dollars in millions):

	For the Three Months Ended September 30,
	2020	2019	Difference	% Change
Net sales	$125.1	$142.0	$(16.9)	(11.9)%
Profit	$13.0	$19.8	$(6.8)	(34.3)%
% of net sales	10.4%	13.9%

Net sales decreased 12% in the third quarter of 2020 compared to the third quarter of 2019. Sales volumes decreased 16%, partially offset by favorable combined price and mix of 2% and favorable foreign currency exchange rates of 2%.
Segment profit decreased $7 million in the third quarter of 2020 compared to the third quarter of 2019 due to $9 million from lower sales volumes, $2 million of factory inefficiencies, and $1 million of lower income from equity method investments. Partially offsetting these declines was $3 million from lower SG&A expenses, $1 million from lower commodity costs, and $1 million from favorable foreign currency exchange rates.

Corporate and Other

Corporate and other expenses increased $10 million in the third quarter of 2020 compared to the third quarter of 2019 primarily due to higher incentive compensation costs. Due to the timing of our earnings, certain annual incentive compensation costs were not earned and recorded until the third quarter of 2020, while the same incentive compensation costs were earned and recorded in earlier quarters of 2019.

Year-to-Date through September 30, 2020 Compared to Year-to-Date through September 30, 2019 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Nine Months Ended September 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2020	2019		2020	2019
Net sales	$2,720.1	$2,922.2	(6.9)	100.0%	100.0%
Cost of goods sold	1,955.3	2,090.3	6.5	71.9	71.5
Gross profit	764.8	831.9	(8.1)	28.1	28.5
Selling, general and administrative expenses	412.7	441.6	6.5	15.2	15.1
Losses (gains) and other expenses, net	5.6	5.3	(5.7)	0.2	0.2
Restructuring charges	10.6	6.5	(63.1)	0.4	0.2
Loss on sale of business	—	9.1	100.0	—	0.3
Loss (gain) from natural disasters, net of insurance recoveries	7.6	(85.4)	(108.9)	0.3	(2.9)
Income from equity method investments	(11.2)	(10.5)	6.7	(0.4)	(0.4)
Operating income	$339.5	$465.3	(27.0)	12.5%	15.9%

Net Sales

Net sales decreased 7% in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to lower sales volumes of 7% and a 1% decline related to the sale of our Kysor Warren business in the first quarter of 2019, partially offset by 1% from favorable combined price and mix.
Gross Profit

Gross profit margins for the nine months ended September 30, 2020 decreased 40 bps to 28.1% compared to the nine months ended September 30, 2019. Our profit margin decreased 150 bps from unfavorable combined price and mix, 60 bps from factory inefficiencies, 40 bps from higher product warranties and other product costs, and 10 bps from higher tariffs for certain Chinese imports. These were partially offset by 80 bps from lower commodities costs, 70 bps from sourcing and engineering-led cost reductions, 50 bps from lower freight and distribution costs, and 20 bps from the divested Kysor Warren business which had lower margins.

Selling, General and Administrative Expenses

SG&A declined $29 million to $413 million for the nine months ended September 30, 2020 compared to $442 million for the nine months ended September 30, 2019 primarily due to lower salaries and discretionary expenditures, and the sale of our Kysor Warren business in the first quarter of 2019. As a percentage of net sales, SG&A increased 10 bps to 15.2% from 15.1%.

Losses (gains) and Other Expenses, Net

Losses (gains) and other expenses, net for the nine months ended September 30, 2020 and 2019 included the following (in millions):

	Nine Months Ended September 30,
	2020	2019
Realized losses on settled futures contracts	$0.2	$0.4
Foreign currency exchange gains	(3.0)	(1.0)
Gain on disposal of fixed assets	(0.4)	(0.2)
Other operating income	(1.7)	(1.2)
Net change in unrealized losses (gains) on unsettled futures contracts	—	(0.2)
Special legal contingency charges	0.9	0.5
Asbestos-related litigation	1.9	3.3
Environmental liabilities	1.5	2.4
Charges incurred related to COVID-19 pandemic	6.4	—
Other items, net	(0.2)	1.3
Losses (gains) and other expenses, net (pre-tax)	$5.6	$5.3

The net change in unrealized losses on unsettled futures contracts was due to changes in commodity prices relative to the unsettled futures contract prices. For more information on our futures contracts, see Note 9 in the Notes to the Consolidated Financial Statements. For more information on special legal contingency charges and asbestos-related litigation, see Note 4 in the Notes to the Consolidated Financial Statements. The environmental liabilities related to estimated remediation costs for contamination at some of our facilities. The charges incurred related to the COVID-19 pandemic related primarily to facility cleaning costs and sanitization supplies to ensure the health and safety of our employees.

Restructuring Charges

Restructuring charges were $11 million for the nine months ended September 30, 2020 and related to several cost reduction actions taken in response to the economic impact of the COVID-19 pandemic on our business. These actions consisted of employee terminations for positions that were no longer needed to support the business, selective facility closures, and cancellations of certain sales and marketing activities. For additional information on our restructuring activities, refer to Note 7 in the Notes to the Consolidated Financial Statements.

Loss on Sale of Business

We recognized a loss of $9 million for the nine months ended September 30, 2019 related to the sale of our Kysor Warren business in the first quarter of 2019. There were no losses related to this sale for the nine months ended September 30, 2020. Refer to Note 6 in the Notes to the Consolidated Financial Statements for additional information on this divestiture.

Gains and Losses related to Natural Disasters

On July 19, 2018, our manufacturing facility in Marshalltown, Iowa was severely damaged by a tornado. On August 10, 2020, the Marshalltown facility was partially damaged by a derecho wind storm. The costs and losses incurred as well as any insurance recoveries for both of these natural disasters are shown in Loss (gain) from natural disasters, net of insurance recoveries in the Consolidated Statements of Operations.

In December 2019, we reached a final settlement with our insurance carriers for a total cumulative insurance recovery of $367.5 million for the losses we incurred and will incur from the tornado. All recoveries related to the final settlement were received in 2018 and 2019. For the nine months ended September 30, 2020, we incurred expenses of $3 million related to damages caused by the tornado, which primarily related to other restoration costs.

We have insurance for the repair and replacement of our assets that suffered damage or loss related to the wind storm. We are working closely with our insurance carriers and claims adjusters to ascertain the amount of insurance recoveries due to us as a result of the damage and losses we suffered. Our insurance policies also provide business interruption coverage, including lost profits and reimbursement for other expenses and costs that have been incurred related to the damages and losses suffered. During the third quarter of 2020, we incurred expenses of approximately $5 million related to damages caused by the wind storm, which included site clean up, building repairs and other restoration costs.

Income from Equity Method Investments

Income from equity method investments of $11 million for the nine months ended September 30, 2020 was up approximately $1 million compared to the nine months ended September 30, 2019.

Pension Settlements

In the second quarter of 2019, we entered into an agreement with Pacific Life Insurance Company to purchase a group annuity contract and transfer $100.0 million of our pension plan assets and $105.6 million of related pension benefit obligations. We recognized a $60.6 million pension settlement charge in the Statement of Operations as a result of this transaction. There were less than $1 million of pension settlements for the nine months ended September 30, 2020. For additional information, refer to Note 10 in the Notes to the Consolidated Financial Statements.

Interest Expense, net

Interest expense, net of $22 million for the nine months ended September 30, 2020 decreased $15 million from $37 million for the nine months ended September 30, 2019 due to lower borrowing costs and lower borrowings.

Income Taxes

Our effective tax rate increased to 21.9% for the nine months ended September 30, 2020 compared to 19.5% for the nine months ended September 30, 2019 primarily due to lower excess tax benefits from stock-based compensation and the recording of a $8 million valuation allowance on certain foreign deferred tax assets recorded in the first quarter of 2020.

Year-to-Date through September 30, 2020 Compared to Year-to-Date through September 30, 2019 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the nine months ended September 30, 2020 and 2019 (dollars in millions):

	Nine Months Ended September 30,
	2020	2019	Difference	% Change
Net sales	$1,808.8	$1,792.2	$16.6	0.9%
Profit	$312.8	$366.6	$(53.8)	(14.7)%
% of net sales	17.3%	20.5%
Net sales increased 1% in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Price increased 1% and mix was favorable by 1%, partially offset by lower sales volumes of 1%.

Segment profit for the nine months ended September 30, 2020 decreased $54 million compared to the same period in 2019 due to $74 million of non-recurring insurance proceeds in 2019 for lost profits related to the Marshalltown tornado, $10 million of factory inefficiencies, $14 million of higher warranty and other product costs, $6 million from lower sales volume, $19 million from unfavorable mix, and $2 million from higher tariffs on certain Chinese imports. Partially offsetting these declines was $17 million from lower SG&A expenses, $14 million from engineering and sourcing-led cost reductions, $13 million from lower commodity costs, $13 million of higher price, $13 million from lower freight and distribution expense, and $1 million from favorable foreign currency exchange rates.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the nine months ended September 30, 2020 and 2019 (dollars in millions):

	Nine Months Ended September 30,
	2020	2019	Difference	% Change
Net sales	$574.6	$687.9	$(113.3)	(16.5)%
Profit	$93.1	$116.0	$(22.9)	(19.7)%
% of net sales	16.2%	16.9%

Net sales decreased 16% in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to lower sales volumes.
Segment profit for the nine months ended September 30, 2020 decreased $23 million compared to the same period of 2019 due to $40 million from lower sales volumes, $5 million from unfavorable mix, and $2 million from higher warranty and other product costs. Partially offsetting these declines was $9 million from lower SG&A expenses, $6 million from engineering and sourcing-led cost reductions, $5 million from lower commodity costs, $1 million of factory productivity, $2 million from lower freight and distribution expenses, and $1 million from favorable foreign currency exchange rates.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the nine months ended September 30, 2020 and 2019 (dollars in millions):

	Nine Months Ended September 30,
	2020	2019	Difference	% Change
Net sales	$336.7	$442.1	$(105.4)	(23.8)%
Profit	$22.6	$47.3	$(24.7)	(52.2)%
% of net sales	6.7%	10.7%

Net sales decreased 24% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Sales volumes were lower by 17% and the loss of sales from our divested Kysor Warren business contributed 8%, which was partially offset by favorable combined price and mix of 1%.

Segment profit for the nine months ended September 30, 2020 decreased $25 million compared to the same period of 2019 due to $26 million from lower sales volumes, $9 million of factory inefficiencies, $4 million from warranty and other product costs, $2 million from non-recurring European refrigerant quota sales in 2019, and $1 million from lower income from equity method investments. Partially offsetting these declines was $7 million from lower SG&A expenses, $4 million from lower commodity costs, $2 million from engineering and souring-led cost reductions, $1 million from favorable combined price and mix, $1 million from lower freight and distribution expenses, $1 million of higher profit due to the divestiture of the Kysor Warren business, and $1 million from favorable foreign currency exchange rates.

Corporate and Other

Corporate and other expenses increased $7 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to higher incentive compensation costs.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the nine months ended September 30, 2020 and 2019 (in millions):

	For the Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$446.2	$124.5
Net cash used in investing activities	(56.5)	(23.1)
Net cash used in financing activities	(365.0)	(102.8)

Net Cash Provided by Operating Activities - We generated $446 million in cash from operating activities during the nine months ended September 30, 2020. The increase in net cash provided by operating activities for the nine months ended September 30, 2020 compared to the same period in 2019 reflects lower working capital requirements in 2020.

Net Cash Used in Investing Activities - Capital expenditures were $56 million in the nine months ended September 30, 2020 compared to $77 million in the same period of 2019. Capital expenditures in 2020 were primarily related to the expansion of manufacturing capacity and equipment, and investments in systems and software to support the overall enterprise. For the nine months ended September 30, 2019, we also received net proceeds of $44 million for the sale of our Kysor Warren business and insurance recoveries of $12 million to replace property and equipment damaged by the Marshalltown tornado.

Net Cash Used in Financing Activities - Net cash used in financing activities in the nine months ended September 30, 2020 increased to $365 million from $103 million in the same period of 2019. The increase was primarily due to lower net borrowings, which resulted from reduced working capital requirements, and was partially offset by fewer stock repurchases. We repurchased $100 million of shares for the nine months ended September 30, 2020 and returned $89 million to shareholders through dividend payments. For additional information on share repurchases, refer to Note 5 in the Notes to the Consolidated Financial Statements.

Debt Position

The following table details our lines of credit and financing arrangements as of September 30, 2020 (in millions):

Outstanding Borrowings
Current maturities of long-term debt:
Asset securitization program (2)	$—
Finance lease obligations	9.6
Domestic credit facility (1)	—
Debt issuance costs	(2.6)
Total current maturities of long-term debt	$7.0
Long-term debt:
Finance lease obligations	28.8
Domestic credit facility (1)	34.5
Senior unsecured notes	950.0
Debt issuance costs	(6.7)
Total long-term debt	1,006.6
Total debt	$1,013.6

(1) The available future borrowings on our domestic credit facility are $713.3 million, after being reduced by the outstanding borrowings and $2.2 million in outstanding standby letters of credit. We also had $29.6 million in outstanding standby letters of credit outside of the domestic credit facility as of September 30, 2020. The domestic credit facility matures in August 2022.
(2) The maximum securitization amount ranges from $250.0 million to $400.0 million, depending on the period. The maximum capacity of the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP. Refer to Note 12 in the Notes to the Consolidated Financial Statements for more information.

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio decreased to 112.9% at September 30, 2020 from 117.0% at December 31, 2019.

As of September 30, 2020, our senior credit ratings were Baa3 with a stable outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $55 million, future cash generated from operations and available future borrowings are sufficient to fund operations, planned capital expenditures, future contractual obligations, potential share repurchases and dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $55 million as of September 30, 2020 was $25 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. An actual repatriation in the future from our non-U.S. subsidiaries could be subject to foreign withholding taxes and U.S. state taxes.
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

The following combined Parent and Guarantor Subsidiaries financial information is presented as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 (in millions):

	As of September 30, 2020	As of December 31, 2019
Current assets	$464.8	$594.5
Non-current assets	$2,880.8	$2,297.8
Current liabilities	$590.3	$619.7
Non-current liabilities	$1,355.1	$1,169.4
Amounts due to non-guarantor subsidiaries	$(329.0)	$(339.2)

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020	For the Year Ended December 31, 2019
Net sales	$960.0	$2,531.1	$3,479.8
Gross profit	$294.6	$725.9	$966.6
Income from continuing operations	$262.0	$500.2	$828.4
Net income	$262.0	$500.2	$828.4
Net sales to non-guarantor subsidiaries	$55.0	$178.0	$228.3

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or results of operations. There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Form 10-Q for the quarter ended June 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In the third quarter of 2020, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans (in millions)
July 1 through July 25	2,198	$255.17	—	$446.0
July 26 through August 21	11,052	$270.51	—	$446.0
August 22 through September 30	3,188	$283.75	—	$446.0
	16,438		—

(1) These shares of common stock were surrendered to LII to satisfy employee tax-withholding obligations in connection with the exercise of long-term incentive awards.

Item 6. Exhibits

1.1
Underwriting Agreement, dated as of July 22, 2020, by and among the Company, the guarantors party thereto, and J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (filed as Exhibit 1.1 to LII’s Current Report on Form 8-K filed on July 30, 2020, and incorporated herein by reference).

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
4.7
Eighth Supplemental Indenture, dated as of May 22, 2020, among Lennox Switzerland GmbH, Lennox International Inc., each other existing Guarantor under the Indenture, dated as of May 3, 2010, as subsequently supplemented, and US Bank National Association, as trustee (filed as Exhibit 4.7 to LII’s Quarterly Report on Form 10-Q filed on July 20, 2020, and incorporated herein by reference).

4.8
Ninth Supplemental Indenture, dated July 30, 2020, among LII, each existing Guarantor under the Indenture, dated as of May 3, 2010, as subsequently supplemented, and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to LII’s Current Report on Form 8-K filed on July 30, 2020, and incorporated herein by reference).

4.9	Form of 1.350% Notes due 2025 (filed as Exhibit A in Exhibit 4.2 to LII’s Current Report on Form 8-K filed on July 30, 2020, and incorporated herein by reference).
4.10	Form of 1.700% Notes due 2027 (filed as Exhibit B in Exhibit 4.2 to LII’s Current Report on Form 8-K filed on July 30, 2020, and incorporated herein by reference).
10.1
Seventh Amended and Restated Credit Facility Agreement, dated as of July 30, 2020, among Lennox International Inc., a Delaware corporation, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on July 30, 2020, and incorporated herein by reference).

22.1	List of Guarantor Subsidiaries
31.1	Certification of the principal executive officer (filed herewith).
31.2	Certification of the principal financial officer (filed herewith)
32.1	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101	INS XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101	SCH Inline XBRL Taxonomy Extension Schema Document
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101	LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNOX INTERNATIONAL INC.

By: /s/ Joseph W. Reitmeier
Joseph W. Reitmeier
Chief Financial Officer
(on behalf of registrant and as principal financial officer)

Date: October 19, 2020