Form 10-K
period 2020-12-31
LENNOX INTERNATIONAL INC
filed 2021-02-16
CIK 1069202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $8.9 billion based on the closing price of the registrant’s common stock on the New York Stock Exchange. As of February 5, 2021, there were 37,733,565 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2020 Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2020 Annual Meeting of Stockholders to be held on May 20, 2021 are incorporated by reference into Part III of this report.

LENNOX INTERNATIONAL INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2020

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

Shown in the table below are our three business segments, the key products, services and well-known product and brand names within each segment and net sales in 2020 by segment. Segment financial data for 2020, 2019 and 2018, including financial information about foreign and domestic operations, is included in Note 3 of the Notes to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

Segment	Products & Services	Product and Brand Names	2020 Net Sales (in millions)
Residential Heating & Cooling	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, comfort control products, replacement parts and supplies	Lennox, Dave Lennox Signature Collection, Armstrong Air, Ducane, Air-Ease, Concord, MAGICPAK, ADP Advanced Distributor Products, Allied, Elite Series, Merit Series, Comfort Sync, Humiditrol, Healthy Climate, Healthy Solutions, iComfort and Lennox Stores	$2,361.5
Commercial Heating & Cooling	Unitary heating and air conditioning equipment, applied systems, controls, installation and service of commercial heating and cooling equipment, variable refrigerant flow commercial products	Lennox, Allied Commercial, Magic-Pak, Raider, Landmark, Prodigy, Strategos, Energence, Lennox VRF and Lennox National Account Services	800.9
Refrigeration	Condensing units, unit coolers, fluid coolers, air cooled condensers, air handlers, process chillers, controls, compressorized racks.	Heatcraft Worldwide Refrigeration, Lennox (Europe HVAC), Bohn, Larkin, Climate Control, Chandler Refrigeration, Friga-Bohn, HK Refrigeration, Hyfra, IntelliGen and Interlink	471.7
		Total	$3,634.1

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

The “Lennox” brands are sold directly to a network of approximately 9,000 independent installing dealers, making us one of the largest wholesale distributors of residential heating and air conditioning products in North America. The Allied Air Enterprise brands (“Armstrong Air,” “Air-Ease,” “Concord,” “Ducane,” and “Magic-Pak”) include a full line of heating and air conditioning products and are sold through independent distributors in North America.

We continue to invest in our network of 220 Lennox Stores across the United States and Canada. These stores provide an easy access solution for contractors and independent dealers to obtain universal service and replacement parts, supplies, convenience items, tools, Lennox equipment and OEM parts.

Our Advanced Distributor Products (“ADP”) operation builds evaporator coils and air handlers under the “ADP Advanced Distributor Products” brand and also builds evaporator coils under the “Lennox” brand and Allied Air Enterprise brands. ADP sells ADP-branded evaporator coils to over 300 HVAC wholesale distributors across North America.

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

Refrigeration

We manufacture and market equipment for the global commercial refrigeration markets under the Heatcraft Worldwide Refrigeration name.  We sell these products to distributors, installing contractors, engineering design firms, original equipment manufacturers and end-users. Our global manufacturing, distribution, sales and marketing footprint serves customers in over 112 countries worldwide.

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

International. In Europe, we manufacture and sell unitary HVAC products, which range from 2 to 70 tons of cooling capacity, and applied systems with up to 200 tons of cooling capacity. Our European products consist of small package units, rooftop units, chillers, air handlers and fan coils that serve medium-rise commercial buildings, shopping malls, other retail and entertainment buildings, institutional applications and other field-engineered applications. We manufacture heating and cooling products in several locations in Europe and market these products through both direct and indirect distribution channels in Europe, the United Kingdom, Russia, Turkey, Africa, and the Middle East.

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

Business Strategy

Our business strategy is to sustain and expand our premium market position by offering a full spectrum of products to meet our customers’ needs. We plan to expand our market position through organic growth while maintaining our focus on cost reductions to drive margin expansion. This strategy is supported by the following four strategic priorities:

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

The North American residential heating and cooling market provides an example of the competitive strength of our marketing and distribution strategy. We use three distinct distribution approaches in this market: the company-owned distribution system, the independent distribution system and direct sales to end-users. We distribute our “Lennox” brands in a company-owned process directly to independent dealers that install these heating and cooling products. We distribute our “Armstrong Air,” “Ducane,” “Air-Ease,” “Concord,” “MAGICPAK” and “ADP Advanced Distributor Products” brands through the traditional independent distribution process pursuant to which we sell our products to distributors who, in turn, sell the products to installing contractors. We also sell our products directly to customers through our Lennox Stores.

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

Compressors, motors and controls constitute our most significant component purchases, while steel, copper and aluminum account for the bulk of our raw material purchases. We own a minority equity interest in a joint venture that manufactures compressors. This joint venture provides us with compressors for our residential and commercial heating and cooling, and refrigeration businesses.

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

•Residential Heating & Cooling - Carrier Global Corporation (Carrier, Bryant, Payne, Tempstar, Comfortmaker, Heil, Arcoaire, KeepRite, Day & Night); Trane Technologies plc (Trane, American Standard, Ameristar); Paloma Industries, Inc. (Rheem, Ruud, Weather King); Johnson Controls, Inc. (York, Luxaire, Coleman); Daikin Industries, Ltd. (Daikin, Goodman, Amana, GMC); and Melrose Industries PLC (Maytag, Westinghouse, Frigidaire, Tappan, Philco, Kelvinator, Gibson, Broan, NuTone).

•Commercial Heating & Cooling - Carrier Global Corporation (Carrier, ICP Commercial); Trane Technologies plc (Trane); Paloma Industries, Inc. (Rheem, Ruud); Johnson Controls, Inc. (York); Daikin Industries, Ltd. (Goodman, McQuay); Melrose Industries PLC (Mammoth); and AAON, Inc.

•Refrigeration - Hussmann Corporation; Paloma Industries, Inc. (Rheem Manufacturing Company (Heat Transfer Products Group)); Emerson Electric Co. (Copeland); Carrier Global Corporation (Carrier); GEA Group (Kuba, Searle, Goedhart); Alfa Laval; Guntner GmbH; and Panasonic Corp. (Sanyo).

Human Capital Management

Lennox’s success, in large part, relies on the character of our people. That character is reflected in Lennox’s core values of integrity, respect and excellence. Our continued success depends on our ability to attract, motivate, develop and retain employees who embody our core values.

Management strives to maintain the right number of employees with the necessary skills to match the expected demand for the products we manufacture and distribute. As of December 31, 2020, we employed approximately 10,300 people. Of these employees, approximately 4,500 were salaried and 5,800 were hourly. The number of hourly workers varies in order to match our labor needs during periods of fluctuating demand.

Approximately 2,700 of our employees, including international locations, are represented by unions. We believe we have good relationships with our employees and with the unions representing our employees. We currently do not anticipate any material adverse consequences resulting from negotiations to renew any collective bargaining agreements.

We have identified priorities we believe are critical to our success in attracting, motivating, developing, and retaining employees. These include among other things: (1) providing competitive compensation and benefit programs, (2) providing career development programs, (3) promoting health and safety, and (4) championing a diverse and inclusive work environment. Our senior managers, together with our human resources team are devoted to promoting these priorities to ensure we remain an employer of choice. We regularly conduct anonymous surveys to seek feedback from our employees on a variety of subjects, including safety, communications, diversity and inclusion, management support to succeed within our company, and career growth. We found this especially useful in 2020 to understand and respond to the impact of COVID-19 on our workforce, both our onsite essential workers and our remote workers.

Compensation and Benefit Programs. We are committed to providing our employees with a competitive compensation package that rewards performance and achievement of desired business results. Our compensation package consists of three primary benefits: pay (base pay and incentive programs), health and welfare benefits, and retirement contributions. We analyze our compensation and benefits programs annually to ensure we remain competitive and make changes as necessary.

Career Development Programs. To help our employees succeed in their roles and grow their careers at Lennox, we provide numerous training and development programs. One example is our “Career Journey” program which provides employees with engaging tools enabling them to reflect on skills and interests, and explore a variety of potential career paths. Career Journey allows employees to have more meaningful career development conversations with their manager. In addition to training and development programs we have a robust performance review and goal setting process for all employees. We believe this helps ensure that employees meet expectations throughout the year while continuing development of their long-term careers at Lennox.

Employee Health and Safety. As part of our effort to attract and retain a competitive workforce, we are committed to ensuring that every employee returns home safe at the end of each day. Safety is our top priority and our safety programs are succeeding to reduce risks across our operations. In response to the COVID-19 pandemic, we have taken extensive actions that are aligned with the World Health Organization and Centers for Disease Control and Prevention to protect the health and safety of our workers.

Diversity and Inclusion. We are committed to a diverse workforce built on a foundation of respect and value for people of different backgrounds, experiences, and perspectives. In 2020 we enhanced our diversity and inclusion programs by providing extensive unconscious bias training, increasing the focus on diversity and inclusion during our hiring processes, and expanding employee resource groups. Our commitment to diversity and inclusion enables all employees to be creative, feel challenged, and thrive, which allows us to leverage the unique strengths of our employees to deliver innovative products and solutions for our customers.

Environmental Regulation

    Our operations are subject to evolving and often increasingly stringent international, federal, state and local laws and regulations concerning the environment.  Environmental laws affect or could affect our domestic operations. We believe we are in substantial compliance with such existing environmental laws and regulations.
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
Refrigerants. The use of hydroflurocarbons (“HFCs”) as refrigerants for air conditioning and refrigeration equipment is common practice in the HVACR industry and is regulated. We believe we have complied with applicable rules and regulations in various countries governing the use of HFCs.  We are an active participant in the ongoing international and domestic dialogue on this subject and are well positioned to react in a timely manner to changes in the regulatory landscape.
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

E-Waste and Related Compliance. Many countries around the world as well as many states in the US have enacted directives, laws, and regulations directed at preventing electrical and electronic equipment waste by encouraging reuse and recycling as well as restricting the use of hazardous products in electrical and electronic equipment. All HVACR products and certain components of such products are potentially subject to these types of requirements. We are not uniquely affected as compared to other manufacturers. We actively monitor the development and evolution of such requirements and believe we are well positioned to comply with such directives in the required time frames.

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

Information about our Executive Officers

Our executive officers, their present positions and their ages are as follows as of February 5, 2021:

Name	Age	Position
Todd M. Bluedorn	57	Chairman of the Board and Chief Executive Officer
Joseph W. Reitmeier	56	Executive Vice President, Chief Financial Officer
Douglas L. Young	58	Executive Vice President, President and Chief Operating Officer, Residential Heating & Cooling
Gary S. Bedard	56	Executive Vice President, President and Chief Operating Officer, Worldwide Refrigeration
Prakash Bedapudi	54	Executive Vice President, Chief Technology Officer
Daniel M. Sessa	56	Executive Vice President, Chief Human Resources Officer
John D. Torres	62	Executive Vice President, Chief Legal Officer and Secretary
Elliot Zimmer	44	Executive Vice President, President and Chief Operating Officer, North America Commercial Heating & Cooling
Chris A. Kosel	54	Vice President, Chief Accounting Officer and Controller

Todd M. Bluedorn was appointed Chief Executive Officer and was elected to our Board of Directors in April 2007. Mr. Bluedorn was elected Chairman of the Board of Directors in May 2012. Prior to joining Lennox International, Mr. Bluedorn served in numerous senior management positions for United Technologies since 1995, including President, Americas - Otis Elevator Company; President, North America - Commercial Heating, Ventilation and Air Conditioning for Carrier Corporation; and President, Hamilton Sundstrand Industrial. He began his professional career with McKinsey & Company in 1992. A graduate of the United States Military Academy at West Point with a bachelor of science in electrical engineering, Mr. Bluedorn is Ranger qualified and served in the U.S. Army as a Combat Engineer officer from 1985 to 1990. He received his MBA from Harvard University School of Business in 1992. Mr. Bluedorn also serves on the Board of Directors of Texas Instruments Incorporated, a global designer and manufacturer of semiconductors, and on the Board of Trustees of Washington University in St. Louis. Mr. Bluedorn served on the Board of Directors of Eaton Corporation, a diversified industrial manufacturer from 2010 to 2020. Mr. Bluedorn possesses considerable industry knowledge and executive leadership experience. Mr. Bluedorn’s extensive knowledge of our Company and its business, combined with his drive for excellence and innovation, position him well to serve as CEO and a director of our Company.

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

Elliot Zimmer was appointed Executive Vice President, President and Chief Operating Officer of the Company’s Commercial Heating & Cooling segment in November 2019. He previously served as Vice President and General Manager, Lennox North America Commercial Equipment business from 2016 to 2019; Vice President, Worldwide Sourcing from 2011 to 2016; and Director of Business Development from 2010 to 2011. Prior to joining the Company, Mr. Zimmer led a variety of supply chain functions at Dr. Pepper Snapple. He began his professional career with McKinsey & Company in 2006. Mr. Zimmer holds a bachelor of science degree in systems engineering from the United States Military Academy, served as a Captain in the United States Army and received an MBA from the Harvard Business School.

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

Business and Operational Risks

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

We manufacture many of our products at single-location production facilities. In certain instances, we heavily rely on suppliers who also may concentrate production in single locations or source unique, necessary products from only one supplier. Any significant interruptions in production at one or more of our facilities, or at a facility of one of our key suppliers, could negatively impact our ability to deliver our products to our customers. We experienced such an event in July 2018, when our manufacturing facility in Marshalltown, Iowa was severely damaged by a tornado and when suppliers experienced disruptions due to COVID-19.

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

As of February 5, 2021, approximately 26% of our workforce, including international locations, was unionized. The results of future negotiations with these unions and the effects of any production interruptions or labor stoppages could have a material adverse effect on our results of operations.

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

Industry Risks

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

Legal, Tax and Regulatory Risks

Changes in Legislation or Government Regulations or Policies Could Have an Adverse Effect on Our Results of Operations.

The sales, gross margins and profitability for each of our segments could be directly impacted by changes in legislation or government regulations or policies. Specifically, changes in environmental and energy efficiency standards and regulations related to global climate change are being implemented to curtail the use of hydrofluorocarbons which are used in refrigerants that are essential to many of our products. For example, in 2016, the Montreal Protocol was amended to phase down the use of hydrofluorocarbons, which may particularly have a significant impact on the types of products that we are allowed to develop and sell. Our inability or delay in developing or marketing products that match customer demand while also meeting applicable efficiency and environmental standards may negatively impact our results.

Future legislation or regulations relating to environmental policies, product certification, product liability, taxes, amount and availability of tax incentives and other matters, may impact the results of each of our operating segments and our consolidated results.

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

General Risk Factors

The COVID-19 pandemic has disrupted our business operations and results of operations.

A novel strain of coronavirus or, COVID-19, surfaced in late 2019 and has spread around the world. In 2020, the spread of COVID-19 and the developments surrounding the global pandemic disrupted our business operations and affected our results of operations. For example, in response to the COVID-19 pandemic, various national, state, and local governments where we, our suppliers, and our customers operate issued decrees prohibiting certain businesses from continuing to operate and certain classes of workers from reporting to work. Those decrees resulted in supply chain disruption and higher absenteeism in our factories. Additionally, certain of our manufacturing facilities experienced short-term suspensions of operations for COVID-19 employee health concerns. We implemented several cost reduction actions in the second quarter of 2020, including employee terminations, temporary facility closures and cancellations of certain sales and marketing activities, and revised our financial outlook downward to account for COVID-19’s expected economic impact on our Company and future uncertainty.

By the end of 2020, numerous countries including, the United States, Canada, United Kingdom, European Union, and Mexico had approved various forms of a vaccine for COVID-19 and began distributing them to their citizens in hope of slowing the spread of COVID-19. The timing of any positive impact from the vaccines is uncertain. Additionally, it is unknown if current vaccines will work on the new strains of the coronavirus which have been reported in numerous countries, including the United Kingdom and United States.

As the COVID-19 pandemic continues, health concern risks remain, and we cannot predict whether any of our manufacturing, operational or distribution facilities will experience disruptions, or how long such disruptions would last. It also remains unclear how various national, state, and local governments will react if the distribution of vaccines is slower than expected.

If the COVID-19 pandemic worsens or the pandemic continues longer than presently expected, COVID 19 would continue to impact our results of operations, financial position and cash flows.

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

Net sales outside of the United States comprised 13.0% of our net sales in 2020.

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

As of December 31, 2020, we had goodwill of $186.9 million on our Consolidated Balance Sheet. Any future determination that an impairment of the value of goodwill occurred would require a write-down of the impaired portion of goodwill to fair value and would reduce our assets and stockholders’ equity and could have a material adverse effect on our results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following chart lists our principal domestic and international manufacturing, distribution and office facilities as of December 31, 2020 and indicates the business segment that uses such facilities, the approximate size of such facilities and whether such facilities are owned or leased. Also included in the chart are large warehouses that hold significant inventory balances.

Location	Segment	Type or Use of Facility	Approx. Sq. Ft. (In thousands)	Owned/Leased
Marshalltown, IA	Residential Heating & Cooling	Manufacturing & Distribution	1,000	Owned & Leased
Orangeburg, SC	Residential Heating & Cooling	Manufacturing & Distribution	900	Owned & Leased
Saltillo, Mexico	Residential Heating & Cooling	Manufacturing & Distribution	638	Owned
Grenada, MS	Residential Heating & Cooling	Manufacturing & Distribution	395	Owned & Leased
Romeoville, IL	Residential Heating & Cooling	Distribution & Office	697	Leased
McDonough, GA	Residential Heating & Cooling	Distribution	254	Leased
Grove City, OH	Residential Heating & Cooling	Distribution	279	Leased
Pittston, PA	Residential Heating & Cooling	Distribution	144	Leased
Concord, NC	Residential Heating & Cooling	Distribution	123	Leased
Eastvale, CA	Residential & Commercial Heating & Cooling	Distribution	377	Leased
Carrollton, TX	Residential & Commercial Heating & Cooling	Distribution	252	Leased
Brampton, Canada	Residential & Commercial Heating & Cooling	Distribution	251	Leased
Houston, TX	Residential & Commercial Heating & Cooling	Distribution	204	Leased
Orlando, FL	Residential & Commercial Heating & Cooling	Distribution	173	Leased
Middletown, PA	Residential & Commercial Heating & Cooling	Distribution	166	Leased
Lenexa, KS	Residential & Commercial Heating & Cooling	Distribution	147	Leased
East Fife, WA	Residential & Commercial Heating & Cooling	Distribution	112	Leased
Calgary, Canada	Residential & Commercial Heating & Cooling	Distribution	145	Leased
Stuttgart, AR	Commercial Heating & Cooling	Manufacturing	750	Owned
Jessup, PA	Commercial Heating & Cooling	Distribution	130	Leased
Longvic, France	Refrigeration	Manufacturing	142	Owned
Longvic, France	Refrigeration	Distribution	133	Owned
Burgos, Spain	Refrigeration	Manufacturing	140	Owned
Mions, France	Refrigeration	Research & Development	129	Owned
Genas, France	Refrigeration	Manufacturing, Distribution & Offices	111	Owned
Tifton, GA	Refrigeration	Manufacturing & Distribution	738	Owned & Leased
Stone Mountain, GA	Refrigeration	Manufacturing & Business Unit Headquarters	139	Owned
Richardson, TX	Corporate and other	Corporate Headquarters	356	Owned & Leased
Carrollton, TX	Corporate and other	Research & Development	294	Owned
Chennai, India	Corporate and other	Research & Development & Office	67	Leased

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

Holders of Common Stock

As of the close of business on February 5, 2021, approximately 573 holders of record held our common stock.
Comparison of Total Stockholder Return

The following graph compares the cumulative total returns of LII’s common stock with the cumulative total returns of the Standards & Poor’s Midcap 400 Index, a broad index of mid-size U.S. companies of which the Company is a part, and with a peer group of U.S. industrial manufacturing and service companies in the HVACR businesses. The graph assumes that $100 was invested on December 31, 2015, with dividends reinvested. Our peer group includes AAON, Inc., Comfort Systems USA, Inc., Johnson Controls Inc., and Watsco, Inc. Peer group returns are weighted by market capitalization. Two companies previously included in the peer group index, Ingersoll-Rand plc and United Technologies Corporation, were removed due to their spin-off transactions during 2020.

This performance graph and other information furnished under this Comparison of Total Stockholder Return section shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Our Purchases of Company Equity Securities
Our Board of Directors has authorized a total of $3 billion to repurchase shares of our common stock (collectively referred to as the “Share Repurchase Plans”), including an incremental $500 million share repurchase authorization in December 2019. The Share Repurchase Plans authorize open market repurchase transactions and do not have a stated expiration date. As of December 31, 2020, $446 million is available to repurchase shares under the Share Repurchase Plans.

In the fourth quarter of 2020, we purchased shares of our common stock as follows:

	Total Shares Purchased (1)	Average Price Paid per Share (including fees)	Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans (in millions)
October 1 through October 31	3,991	$284.87	—	446.0
November 1 through November 27	6,089	301.55	—	446.0
November 28 through December 31	17,515	280.11	—	446.0
	27,595		—

(1) These shares of common stock were surrendered to LII to satisfy employee tax-withholding obligations in connection with the exercise of long-term incentive awards.

Item 6. Selected Financial Data

The following table presents selected financial data for each of the five years ended December 31, 2020 to 2016 (in millions, except per share data):

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
Statements of Operations Data:
Net Sales	$3,634.1	$3,807.2	$3,883.9	$3,839.6	$3,641.6
Operating Income	478.5	656.9	509.9	494.5	429.4
Income From Continuing Operations	357.1	408.8	360.3	307.1	278.6
Net Income	356.3	408.7	359.0	305.7	277.8
Basic Earnings Per Share From Continuing Operations	9.32	10.49	8.87	7.28	6.41
Diluted Earnings Per Share From Continuing Operations	9.26	10.38	8.77	7.17	6.34
Cash Dividends Declared Per Share	3.08	2.95	2.43	1.96	1.65

Other Data:
Capital Expenditures	$78.5	$105.6	$95.2	$98.3	$84.3
Research and Development Expenses	66.8	69.9	72.2	73.6	64.6

Balance Sheet Data at Period End:
Total Assets	$2,032.5	$2,034.9	$1,817.2	$1,891.5	$1,760.3
Total Debt	980.6	1,171.2	1,041.3	1,004.0	868.2
Stockholders’ (Deficit) Equity	(17.1)	(170.2)	(149.6)	50.1	38.0

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

Impact of COVID-19 Pandemic and the Resulting Changes to our 2020 Financial Performance

A novel strain of coronavirus or, COVID-19, surfaced in late 2019 and has spread around the world. In 2020, the spread of COVID-19 and the developments surrounding the global pandemic disrupted our business operations and affected our results of operations. For example, in response to the COVID-19 pandemic, various national, state, and local governments where we, our suppliers, and our customers operate issued decrees prohibiting certain businesses from continuing to operate and certain classes of workers from reporting to work. Those decrees resulted in supply chain disruption, higher absenteeism in our factories, and negatively impacted net sales for our Commercial and Refrigeration segments. Additionally, certain of our manufacturing facilities experienced short-term suspensions of operations for COVID-19 employee health concerns. We implemented several cost reduction actions in the second quarter of 2020, including employee terminations, temporary facility closures and cancellations of certain sales and marketing activities, and revised our financial outlook downward to account for COVID-19’s expected economic impact on our Company and future uncertainty.

As the COVID-19 pandemic continues, health concern risks remain, and we cannot predict whether any of our manufacturing, operational or distribution facilities will experience disruptions, or how long such disruptions would last. It also remains unclear how various national, state, and local governments will react if the distribution of vaccines is slower than expected.
If the COVID-19 pandemic worsens or the pandemic continues longer than presently expected, COVID 19 would continue to impact our results of operations, financial position and cash flows.

Financial Highlights

•Net sales decreased $173 million, or 5%, to $3,634 million in 2020 from $3,807 million in 2019.
•Operating income in 2020 was $479 million compared to $657 million in 2019, which included $179 million net gain from insurance recoveries.
•Net income in 2020 decreased to $356 million from $409 million in 2019.
•Diluted earnings per share from continuing operations were $9.26 per share in 2020 compared to $10.38 per share in 2019.
•We generated $612 million of cash flow from operating activities in 2020 compared to $396 million in 2019. The increase was primarily due to a decrease in working capital.
•In 2020, we returned $118 million to shareholders through dividend payments and we used $100 million to purchase 0.4 million shares of stock under our Share Repurchase Plans.

Overview of Results

Results for the year were mixed and adversely impacted by the economic downturn caused by the COVID-19 pandemic. The Residential Heating & Cooling segment performed well in 2020, with a 3% increase in net sales and a $36 million decrease in segment profit compared to 2019 primarily due to the insurance proceeds received for lost profits in 2019. Our Commercial Heating & Cooling segment saw a decrease in net sales of 15% and a $29 million decrease in segment profit compared to 2019 primarily due to lower sales volumes. Sales in our Refrigeration segment decreased 17% and segment profit decreased $29 million compared to 2019 primarily due to lower sales volume and the loss of sales volume from our divested Kysor Warren business.

Results of Operations

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in millions):

	For the Years Ended December 31,
	2020		2019		2018
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net sales	$3,634.1	100.0%	$3,807.2	100.0%	$3,883.9	100.0%
Cost of goods sold	2,594.0	71.4%	2,727.4	71.6%	2,772.7	71.4%
Gross profit	1,040.1	28.6%	1,079.8	28.4%	1,111.2	28.6%
Selling, general and administrative expenses	555.9	15.3%	585.9	15.4%	608.2	15.7%
Losses (gains) and other expenses, net	7.4	0.2%	8.3	0.2%	13.4	0.3%
Restructuring charges	10.8	0.3%	10.3	0.3%	3.0	0.1%
Loss (gain), net on sale of businesses and related property	—	—%	10.6	0.3%	27.0	0.7%
Loss (gain) from natural disasters, net of insurance recoveries	3.1	0.1%	(178.8)	(4.7)%	(38.3)	(1.0)%
Income from equity method investments	(15.6)	(0.4)%	(13.4)	(0.4)%	(12.0)	(0.3)%
Operating income	$478.5	13.2%	$656.9	17.3%	$509.9	13.1%
Loss from discontinued operations	(0.8)	—%	(0.1)	—%	(1.3)	—%
Net income	$356.3	9.8%	$408.7	10.7%	$359.0	9.2%

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019 - Consolidated Results

Net Sales

Net sales decreased 5% in 2020 compared to 2019, driven by lower sales volumes of 5% and a 1% decline related to the sale of our Kysor Warren business in the first quarter of 2019, partially offset by improved combined price and mix of 1%. The decrease in sales volume was primarily due to the impact of the COVID-19 pandemic on our Commercial and Refrigeration segments.

Gross Profit

Gross profit margins for 2020 increased 20 basis points (“bps”) to 28.6% compared to 28.4% in 2019. We saw margin increases of 90 bps from engineering and sourcing led cost reductions, 70 bps from lower commodity costs, and 20 bps from lower freight and distribution costs. These were partially offset by 120 bps from unfavorable combined price and mix, 30 bps from higher product warranties, and 10 bps from other product costs.

Selling, General and Administrative Expenses

SG&A expenses decreased by $30 million in 2020 compared to 2019. As a percentage of net sales, SG&A expenses decreased 10 bps from 15.4% to 15.3% in the same periods primarily due to lower discretionary expenditures.
Losses (Gains) and Other Expenses, Net

Losses (gains) and other expenses, net for 2020 and 2019 included the following (in millions):

	For the Years Ended December 31,
	2020	2019
Realized losses on settled futures contracts	$0.1	$0.4
Foreign currency exchange losses	(3.6)	(1.5)
Loss on disposal of fixed assets	(0.2)	(0.2)
Net change in unrealized (gains) losses on unsettled futures contracts	(0.3)	(0.5)
Other operating (gains) losses, net	(2.2)	(1.7)
Special legal contingency charges	1.1	1.2
Asbestos charges	5.6	3.1
Environmental liabilities	(1.4)	5.7
Losses from pandemic	8.3	—
Other items, net	—	1.8
Losses (gains) and other expenses, net	$7.4	$8.3

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

Foreign currency exchange gains increased in 2020 primarily due to strengthening in foreign exchange rates in our primary markets. The special legal contingency charges in 2020 relate to outstanding legal settlements. The asbestos-related litigation relates to known and estimated future asbestos matters. The environmental liabilities relate to estimated remediation costs for contamination at some of our facilities. Refer to Note 5 in the Notes to the Consolidated Financial Statements for more information on litigation, including the asbestos-related litigation, and the environmental liabilities.

Restructuring Charges

Restructuring charges were $10.8 million in 2020 compared to $10.3 million in 2019. The charges in 2020 related primarily to several cost reduction actions taken in response to the economic impact of the COVID-19 pandemic on our business. These actions consisted of employee terminations for positions that were no longer needed to support the business, selective facility closures, and cancellations of certain sales and marketing activities. For more information on our restructuring activities, see Note 8 in the Notes to the Consolidated Financial Statements.

Goodwill

We performed a qualitative impairment analysis and noted no indicators of goodwill impairment for the year ended December 31, 2020. We did not record any goodwill impairments in 2019 or 2020. Refer to Note 10 in the Notes to the Consolidated Financial Statements for more information on goodwill.

Asset Impairments

We did not have any impairments of assets related to continuing operations in 2020 or 2019.

Pension Settlement

In the second and fourth quarters of 2019, we entered into agreements to purchase group annuity contracts and transfer certain pension assets and related pension benefit obligations to Pacific Life Insurance Company. We recognized $99.2 million of pension settlement charges related to these transactions. We did not have significant pension buyout activity in 2020. Refer to Note 11 in the Notes to the Consolidated Financial Statements for more information on pensions and employee benefit plans.

Income from Equity Method Investments

Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments was $16 million in 2020 compared to $13 million in 2019. The increase is due to improved operating performance at the joint ventures.

Interest Expense, net

Net interest expense of $28 million in 2020 decreased from $48 million in 2019 primarily due to lower borrowing and lower borrowing costs.

Income Taxes

The income tax provision was $88 million in 2020 compared to $99 million in 2019, and the effective tax rate was 19.8% in 2020 compared to 19.5% in 2019. The 2020 and 2019 effective tax rates differ from the statutory rate of 21% primarily due to state and foreign taxes. Refer to Note 13 in the Notes to the Consolidated Financial Statements for more information on income taxes.

Loss from Discontinued Operations

Losses from discontinued operations were $1 million in 2020 which primarily relate to changes in retained product liabilities and general liabilities for the Service Experts business sold in 2013 and the Hearth business sold in 2012.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment’s net sales and profit for 2020 and 2019 (dollars in millions):

	For the Years Ended December 31,
	2020	2019	Difference	% Change
Net sales	$2,361.5	$2,291.1	$70.4	3%
Profit	$428.5	$464.6	$(36.1)	(8)%
% of net sales	18.1%	20.3%
Residential Heating & Cooling net sales increased 3% in 2020 compared to 2019. Sales volume increased 2% and price and mix combined increased 1%.

Segment profit in 2020 declined $36 million compared to 2019 due to $99 million of non-recurring insurance proceeds for lost profits related to the Marshalltown tornado, $10 million of higher warranty and other product costs, $5 million of higher tariffs on Chinese imports, $3 million of combined price and mix, and $1 million of factory inefficiency. Partially offsetting these declines was $25 million of lower SG&A, $25 million of engineering and sourcing led cost reductions, $17 million from lower commodity costs, $8 million of lower freight and distribution expense, $5 million of higher sales volume, and $2 million of higher income from equity method investments.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment’s net sales and profit for 2020 and 2019 (dollars in millions):

	For the Years Ended December 31,
	2020	2019	Difference	% Change
Net sales	$800.9	$947.4	$(146.5)	(15)%
Profit	$136.9	$165.4	$(28.5)	(17)%
% of net sales	17.1%	17.5%

Commercial Heating & Cooling net sales decreased 15% in 2020 compared to 2019. Sales volume was 14% lower and price and mix combined decreased 1%.

Segment profit in 2020 decreased $29 million compared to 2019 due to $47 million of lower sales volume and $10 million of unfavorable mix. Partially offsetting these declines was $9 million of lower SG&A, $7 million of engineering and sourcing led cost reductions, $6 million from lower commodity costs, $2 million of factory productivity, $2 million of other product costs, $1 million of lower tariffs on Chinese imports, and $1 million of favorable foreign currency exchange rates.

Refrigeration

The following table presents our Refrigeration segment’s net sales and profit for 2020 and 2019 (dollars in millions):

	For the Years Ended December 31,
	2020	2019	Difference	% Change
Net sales	$471.7	$568.7	$(97.0)	(17)%
Profit	$32.8	$61.3	$(28.5)	(46)%
% of net sales	7.0%	10.8%

Net sales decreased 17% in 2020 compared to 2019. Sales volume was 13% lower and the loss of sales from our divested Kysor Warren business contributed 6% which was partially offset by 1% of favorable combined price and mix and 1% from favorable foreign currency exchange rates.

Segment profit in 2020 decreased $29 million compared to 2019 due to $26 million of lower sales volumes, $10 million of factory inefficiency, $5 million of other product costs and warranty, $2 million from non-recurring European refrigerant quota sales, $1 million of combined price and mix, and $1 million from lower income from equity method investments. Partially offsetting these declines was $5 million from lower commodity costs, $4 million of engineering and sourcing led cost reductions, $4 million lower SG&A, $1 million lower freight and distribution expense, $1 million of higher profit due to the divestiture of the Kysor Warren business, and $1 million of favorable foreign currency exchange rates.

Corporate and Other

Corporate and other expenses increased by $9 million in 2020 compared to 2019 primarily due to short-term and long-term stock-based incentive compensation.

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

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment’s net sales and profit for 2019 and 2018 (dollars in millions):

	For the Years Ended December 31,
	2019	2018	Difference	% Change
Net sales	$2,291.1	$2,225.0	$66.1	3%
Profit	$464.6	$399.4	$65.2	16%
% of net sales	20.3%	18.0%
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

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment’s net sales and profit for 2019 and 2018 (dollars in millions):

	For the Years Ended December 31,
	2019	2018	Difference	% Change
Net sales	$947.4	$900.7	$46.7	5%
Profit	$165.4	$157.5	$7.9	5%
% of net sales	17.5%	17.5%

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

Refrigeration

The following table presents our Refrigeration segment’s net sales and profit for 2019 and 2018 (dollars in millions):

	For the Years Ended December 31,
	2019	2018	Difference	% Change
Net sales	568.7	758.2	$(189.5)	(25)%
Profit	61.3	68.1	$(6.8)	(10)%
% of net sales	10.8%	9.0%

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

Statement of Cash Flows

The following table summarizes our cash flow activity for the years ended December 31, 2020, 2019 and 2018 (in millions):

	2020	2019	2018
Net cash provided by operating activities	$612.4	$396.1	$495.5
Net cash (used in) provided by investing activities	(79.7)	15.9	30.5
Net cash used in financing activities	$(441.8)	$(423.4)	$(537.8)

Net Cash Provided by Operating Activities - Net cash provided by operating activities increased $216 million to $612 million in 2020 compared to $396 million in 2019. The increase was primarily attributable to a decrease in working capital partially offset by a decrease in net income.

Net Cash (Used in) Provided by Investing Activities - The net change in investing activities of $96 million were attributable to absence of cash inflows from insurance proceeds of $80 million to fund capital expenditures for the reconstruction of our Marshalltown facility and $44 million of proceeds for the sales of our Kysor Warren business in 2019. Capital expenditures were $79 million, $106 million and $95 million in 2020, 2019 and 2018, respectively. Capital expenditures in 2020 were primarily related to the expansion of our manufacturing capacity and equipment and investments in systems and software to support the overall enterprise.

Net Cash Used in Financing Activities - Net cash used in financing activities increased to $442 million in 2020 from $423 million in 2019. The increase is due to a decrease in borrowings and an increase in payments on our debt facilities, partially offset by lower share repurchases in 2020. During 2020 we repurchased $100 million of shares compared to $400 million of shares in 2019. We also returned $118 million to shareholders through dividend payments in 2020. For additional information on share repurchases, refer to Note 6 in the Notes to the Consolidated Financial Statements.

Debt Position

The following table details our lines of credit and financing arrangements as of December 31, 2020 (in millions):

Outstanding Borrowings
Current maturities of long-term debt:
Asset Securitization Program (1)	$—
Capital lease obligations	10.1
Domestic credit facility (2)	—
Debt issuance costs	(0.2)
Total current maturities of long-term debt	$9.9
Long-term debt:
Capital lease obligations	$29.3
Domestic credit facility (2)	—
Senior unsecured notes	950.0
Debt issuance costs	(8.6)
Total long-term debt	970.7
Total debt	$980.6

(1)The maximum securitization amount ranges from $250.0 million to $400.0 million, depending on the period. The maximum capacity of the Asset Securitization Program (“ASP”) is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP. Refer to Note 14 in the Notes to the Consolidated Financial Statements for more details.
(2)The total capacity on the facility is $750.0 million. The amount available future borrowings on our domestic credit facility are $748 million after being reduced by the outstanding borrowings and $2 million in outstanding standby letters of credit as of December 31, 2020.

Financial Leverage

We periodically review our capital structure, including our primary bank facility, to ensure the appropriate levels of liquidity and leverage and to take advantage of favorable interest rate environments or other market conditions. We consider various other financing alternatives and may, from time to time, access the capital markets.

We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our Share Repurchase Plans. Our debt-to-total-capital ratio increased to 102% at December 31, 2020 compared to 117% at December 31, 2019. The decrease in the ratio in 2020 is primarily due to the decrease in total debt.

As of December 31, 2020, our senior credit ratings were Baa3 with a stable outlook, and BBB with a stable outlook, by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Rating Group (“S&P”), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody’s and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $124 million, future cash generated from operations and available future borrowings are sufficient to fund our operations, planned capital expenditures, future contractual obligations, share repurchases, anticipated dividends and other needs in the foreseeable future. Included in our cash and cash equivalents as of December 31, 2020 was $59 million of cash held in foreign locations, although that amount can fluctuate significantly depending on the timing of cash receipts and payments. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. An actual repatriation in the future from our non-U.S. subsidiaries could be subject to foreign withholding taxes and U.S. state taxes.

No contributions are required to be made to our U.S. defined benefit plans in 2021. We made $3 million in total contributions to pension plans in 2020.

Dividend payments were $118 million in 2020 compared to $111 million in 2019. On May 22, 2019, our Board of Directors approved a 20% increase in our quarterly dividend on common stock from $0.64 to $0.77 per share effective with the July 2019 dividend payment. The quarterly dividend on common stock was $0.77 for all payments during 2020.

We also continued to increase shareholder value through our Share Repurchase Plans. We returned $100 million to our investors through share repurchases in 2020. Our Board of Directors authorized an incremental $500 million of share repurchases in December 2019, and we had $446 million of repurchases available under the Share Repurchase Plans at December 31, 2020. We expect to repurchase $400 million of shares in 2021.

We expect capital expenditures of approximately $135 million in 2021.

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

Our domestic credit facility contains customary events of default. These events of default include nonpayment of principal or other amounts, material inaccuracy of representations and warranties, breach of covenants, default on certain other indebtedness or receivables securitizations (cross default), certain voluntary and involuntary bankruptcy events and the occurrence of a change in control. A cross default under our credit facility could occur if:

•We fail to pay any principal or interest when due on any other indebtedness or receivables securitization exceeding $75.0 million; or
•We are in default in the performance of, or compliance with any term of any other indebtedness or receivables securitization in an aggregate principal amount exceeding $75.0 million, or any other condition exists which would give the holders the right to declare such indebtedness due and payable prior to its stated maturity.

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

As of December 31, 2020, we believe we were in compliance with all covenant requirements. Delaware law limits the ability to pay dividends to surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, stock repurchases can only be made out of surplus and only if our capital would not be impaired.

Leasing Commitments

Refer to Note 5 in the Notes to the Consolidated Financial Statements for more details on our leasing commitments.

Guarantees related to our Debt Obligations

Our senior unsecured notes were issued by Lennox International Inc. (the “Parent”) and are unconditionally guaranteed by certain of our subsidiaries (the “Guarantor Subsidiaries”) and are not secured by our other subsidiaries. The Guarantor Subsidiaries are 100% owned and consolidated, all guarantees are full and unconditional, and all guarantees are joint and several.

The following combined Parent and Guarantor Subsidiaries financial information is presented as of and for the years ended December 31, 2020 and 2019 (in millions):

	As of December 31, 2020	As of December 31, 2019
Current assets	$538.1	$594.5
Non-current assets	$2,975.5	$2,297.8
Current liabilities	$588.0	$619.7
Non-current liabilities	$1,318.7	$1,169.4
Amounts due to non-guarantor subsidiaries	$(303.8)	$(339.2)

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Net sales	$3,358.0	$3,479.8
Gross profit	$981.5	$966.6
Income from continuing operations	$721.7	$828.4
Net income	$721.7	$828.4
Net sales to non-guarantor subsidiaries	$245.5	$228.3

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

Contractual Obligations

Summarized below are our contractual obligations as of December 31, 2020 and their expected impact on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
	Total	1 Year or Less	1 - 3 Years	3 - 5 Years	More than 5 Years
Total long-term debt obligations (1)	$989.4	$10.1	$364.2	$303.4	$311.7
Estimated interest payments on existing debt obligations (2)	83.1	20.1	38.3	16.6	8.1
Operating leases	210.4	59.8	94.1	39.7	16.8
Purchase obligations (3)	37.8	37.8	—	—	—
Total contractual obligations	$1,320.7	$127.8	$496.6	$359.7	$336.6

(1) Contractual obligations related to finance leases are included as part of long-term debt. See Note 14 for more information related to our long-term debt.
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

Where available, the fair values were based upon quoted prices in active markets. However, if quoted prices were not available, then the fair values were based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities without observable market activity, if any, the fair values were based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. Valuation adjustments to reflect either party’s creditworthiness and ability to pay were incorporated into our valuations, where appropriate, as of December 31, 2020 and 2019, the measurement dates. See Note 17 of the Notes to the Consolidated Financial Statements for more information on the assets and liabilities measured at fair value.

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

Notional amount (pounds of aluminum and copper)	56.9
Carrying amount and fair value of net asset	$10.5
Change in fair value from 10% change in forward prices	$9.2

Refer to Note 10 of the Notes to the Consolidated Financial Statements for additional information regarding our commodity futures contracts.

Interest Rate Risk

Our results of operations can be affected by changes in interest rates due to variable rates of interest on our debt facilities, cash, cash equivalents and short-term investments. A 10% adverse movement in the levels of interest rates across the entire yield curve would have resulted in an increase to pre-tax interest expense of approximately $1.3 million, $3.9 million and $2.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

From time to time, we may use an interest rate swap hedging strategy to eliminate the variability of cash flows in a portion of our interest payments. This strategy, when employed, allows us to fix a portion of our interest payments while also taking advantage of historically low interest rates. As of December 31, 2020 and 2019, no interest rate swaps were in effect.

Foreign Currency Exchange Rate Risk

Our results of operations are affected by changes in foreign currency exchange rates. Net sales and expenses in foreign currencies are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. During 2020, 2019 and 2018, net sales from outside the U.S. represented 13.0%, 13.2% and 18.5% , respectively, of our total net sales. For the years ended December 31, 2020, 2019, and 2018, foreign currency transaction gains and losses did not have a material impact to our results of operations. A 10% change in foreign exchange rates would have had an estimated $0.6 million, $4.2 million and $2.1 million impact to net income for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management concluded that as of December 31, 2020, the Company’s internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements, has issued an audit report including an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2020, a copy of which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Lennox International Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Lennox International Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and Schedule II – Valuation and Qualifying Accounts and Reserves (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), as amended.

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
Evaluation of the product warranty liability
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company provides a product warranty for certain of its products with the warranty period generally ranging from one to 20 years. The product warranty liability is estimated by product category based on the estimated future costs to repair or replace the products under warranty. The Company’s product warranty liability was $120 million as of December 31, 2020.
We identified the evaluation of the product warranty liability as a critical audit matter. Assessing the assumptions used to estimate the product warranty liability, specifically, the estimated failure rates by product by year, and estimated cost per failure, involved subjective and complex auditor judgment.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s estimate of the future failure rates by product category and controls to estimate the cost of failures by product category for products subject to warranty. We assessed the estimated future failure rates by product category and the estimated cost per failure by product category used in the estimation of the product warranty liability by comparing them to the Company’s underlying historical data. We tested a sample of the historical data used as the basis for these assumptions by comparing to the relevant underlying documentation.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Dallas, Texas
February 16, 2021

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares and par values)

	As of December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$123.9	$37.3
Short-term investments	5.1	2.9
Accounts and notes receivable, net of allowances of $9.6 and $6.1 in 2020 and 2019, respectively	448.3	477.8
Inventories, net	439.4	544.1
Other assets	70.9	58.8
Total current assets	1,087.6	1,120.9
Property, plant and equipment, net of accumulated depreciation of $880.6 and $824.3 in 2020 and 2019, respectively	464.3	445.4
Right-of-use assets from operating leases	194.4	181.6
Goodwill	186.9	186.5
Deferred income taxes	13.2	21.5
Other assets, net	86.1	79.0
Total assets	$2,032.5	$2,034.9
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt	9.9	321.9
Current operating lease liabilities	55.0	52.7
Accounts payable	340.3	372.4
Accrued expenses	296.1	255.7
Total current liabilities	701.3	1,002.7
Long-term debt	970.7	849.3
Long-term operating lease liabilities	142.8	131.0
Pensions	92.5	87.4
Other liabilities	142.3	134.7
Total liabilities	2,049.6	2,205.1
Commitments and contingencies
Stockholders' deficit:
Preferred stock,$0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,113.2	1,093.5
Retained earnings	2,385.8	2,148.7
Accumulated other comprehensive loss	(97.2)	(103.8)
Treasury stock, at cost, 48,820,969 shares and 48,575,901 shares for 2020 and 2019, respectively	(3,419.8)	(3,309.5)
Total stockholders' deficit	(17.1)	(170.2)
Total liabilities and stockholders' deficit	$2,032.5	$2,034.9

The accompanying notes are an integral part of these Consolidated Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	For the Years Ended December 31,
	2020	2019	2018
Net sales	$3,634.1	$3,807.2	$3,883.9
Cost of goods sold	2,594.0	2,727.4	2,772.7
Gross profit	1,040.1	1,079.8	1,111.2
Operating expenses:
Selling, general and administrative expenses	555.9	585.9	608.2
Losses (gains) and other expenses, net	7.4	8.3	13.4
Restructuring charges	10.8	10.3	3.0
Loss (gain), net on sale of businesses and related property	—	10.6	27.0
Loss (gain) from natural disasters, net of insurance recoveries	3.1	(178.8)	(38.3)
Income from equity method investments	(15.6)	(13.4)	(12.0)
Operating income	478.5	656.9	509.9
Pension settlements	0.6	99.2	0.4
Interest expense, net	28.3	47.5	38.3
Other expense (income), net	4.4	2.3	3.3
Income from continuing operations before income taxes	445.2	507.9	467.9
Provision for income taxes	88.1	99.1	107.6
Income from continuing operations	357.1	408.8	360.3
Discontinued operations:
(Loss) income from discontinued operations before income taxes	(1.5)	(0.1)	0.8
Income tax (benefit) expense	(0.7)	—	2.1
Loss from discontinued operations	(0.8)	(0.1)	(1.3)
Net income	$356.3	$408.7	$359.0

Earnings per share – Basic:
Income from continuing operations	$9.32	$10.49	$8.87
Loss from discontinued operations	(0.02)	—	(0.03)
Net income	$9.30	$10.49	$8.84

Earnings per share – Diluted:
Income from continuing operations	$9.26	$10.38	$8.77
Loss from discontinued operations	(0.02)	—	(0.03)
Net income	$9.24	$10.38	$8.74

Weighted Average Number of Shares Outstanding - Basic	38.3	39.0	40.6
Weighted Average Number of Shares Outstanding - Diluted	38.6	39.4	41.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)

	For the Years Ended December 31,
	2020	2019	2018
Net income	$356.3	$408.7	$359.0
Other comprehensive income (loss):
Foreign currency translation adjustments	0.8	3.7	(16.9)
Reclassification of foreign currency translation adjustments into earnings	—	2.1	27.9
Net change in pension and post-retirement benefit liabilities	(8.7)	(7.1)	(14.2)
Net change in fair value of cash flow hedges	7.0	1.3	(13.6)
Reclassification of pension and post-retirement benefit losses into earnings	5.9	5.7	9.3
Pension settlements	0.6	99.2	0.4
Change in fair value of available-for-sale marketable equity securities	—	—	(1.8)
Share of equity method investments other comprehensive income	(1.2)	—	—
Reclassification of cash flow hedge losses into earnings	3.7	6.9	(6.1)
Other comprehensive income (loss) before taxes	$8.1	$111.8	$(15.0)
Tax expense	(1.5)	(26.8)	(16.4)
Other comprehensive income (loss), net of tax	6.6	85.0	(31.4)
Comprehensive income	$362.9	$493.7	$327.6

The accompanying notes are an integral part of these Consolidated Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2020, 2019 and 2018
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders’ (Deficit) Equity
					Shares	Amount
Balance as of December 31, 2017	$0.9	$1,061.5	$1,575.9	$(157.4)	45.4	$(2,430.8)	$50.1
Cumulative effect adjustment upon adoption of new accounting standards (ASU 2016-16, ASU 2018-02 and ASC 606)	—	—	16.5	(22.7)	—	—	(6.2)
Net income	—	—	359.0	—	—	—	359.0
Dividends, $2.43 per share	—	—	(98.2)	—	—	—	(98.2)
Foreign currency translation adjustments	—	—	—	11.0	—	—	11.0
Pension and post-retirement liability changes, net of tax benefit of $1.6	—	—	—	(2.8)	—	—	(2.8)
Sale of marketable equity securities	—	—	1.8	(1.8)	—	—	—
Stock-based compensation expense	—	26.3	—	—	—	—	26.3
Change in cash flow hedges, net of tax benefit of $4.7	—	—	—	(15.1)	—	—	(15.1)
Treasury shares reissued for common stock	—	(9.0)	—	—	(0.4)	12.4	3.4
Treasury stock purchases	—	—	—	—	2.3	(477.1)	(477.1)
Balance as of December 31, 2018	0.9	1,078.8	1,855.0	(188.8)	47.3	(2,895.5)	(149.6)
Cumulative effect adjustment upon adoption of new accounting standard (ASC 842)			(0.3)				(0.3)
Net income	—	—	408.7	—	—	—	408.7
Dividends, $2.95 per share	—	—	(114.7)	—	—	—	(114.7)
Foreign currency translation adjustments	—	—	—	5.8	—	—	5.8
Pension and post-retirement liability changes, net of tax expense of $24.8	—	—	—	73.0	—	—	73.0
Stock-based compensation expense	—	21.3	—	—	—	—	21.3
Change in cash flow hedges, net of tax expense of $2.0	—	—	—	6.2	—	—	6.2
Treasury shares reissued for common stock	—	(6.6)	—	—	(0.3)	10.0	3.4
Treasury stock purchases	—	—	—	—	1.6	(424.0)	(424.0)
Balance as of December 31, 2019	0.9	1,093.5	2,148.7	(103.8)	48.6	(3,309.5)	(170.2)
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-13)	—	—	(1.3)	—	—	—	(1.3)
Net income	—	—	356.3	—	—	—	356.3
Dividends, $3.08 per share	—	—	(117.9)	—	—	—	(117.9)
Foreign currency translation adjustments	—	—	—	0.8	—	—	0.8
Pension and post-retirement liability changes, net of tax benefit of $1.0	—	—	—	(1.2)	—	—	(1.2)
Share of equity method investments other comprehensive income	—	—	—	(1.2)	—	—	(1.2)
Stock-based compensation expense	—	24.3	—	—	—	—	24.3
Change in cash flow hedges, net of tax expense of $2.5	—	—	—	8.2	—	—	8.2
Treasury shares reissued for common stock	—	(4.6)	—	—	(0.3)	7.6	3.0
Treasury stock purchases	—	—	—	—	0.5	(117.9)	(117.9)
Balance as of December 31, 2020	$0.9	$1,113.2	$2,385.8	$(97.2)	48.8	$(3,419.8)	$(17.1)
The accompanying notes are an integral part of these Consolidated Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	2020	2019	2018
Cash flows from operating activities:
Net income	$356.3	$408.7	$359.0
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of business	—	10.6	27.0
Insurance recoveries received for property damage incurred from natural disaster	—	(79.6)	(10.9)
Income from equity method investments	(15.6)	(13.4)	(12.0)
Dividends from affiliates	12.3	12.3	9.6
Restructuring expenses, net of cash paid	3.4	6.8	1.3
Provision for bad debts	8.1	4.5	4.7
Unrealized losses (gains), net on derivative contracts	0.3	(0.5)	1.3
Stock-based compensation expense	24.3	21.3	26.3
Depreciation and amortization	72.6	71.1	66.0
Deferred income taxes	7.2	16.6	25.2
Pension expense	10.5	106.1	8.8
Pension contributions	(3.3)	(1.8)	(20.6)
Other items, net	0.2	(0.4)	5.1
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	26.5	(33.1)	(9.9)
Inventories	110.3	(63.9)	(84.2)
Other current assets	5.3	2.8	(0.2)
Accounts payable	(31.7)	(56.1)	102.2
Accrued expenses	35.4	(5.6)	5.9
Income taxes payable and receivable	(5.7)	(1.9)	(5.5)
Leases, net	2.1	2.1	—
Other, net	(6.1)	(10.5)	(3.6)
Net cash provided by operating activities	612.4	396.1	495.5
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	1.0	1.3	0.1
Purchases of property, plant and equipment	(78.5)	(105.6)	(95.2)
Purchases of short-term investments	(2.2)	(2.9)	—
Net proceeds from sale of business	—	43.5	114.7
Insurance recoveries received for property damage incurred from natural disaster	—	79.6	10.9
Net cash (used in) provided by investing activities	(79.7)	15.9	30.5
Cash flows from financing activities:
Short-term debt payments	(4.6)	(5.3)	(40.3)
Short-term debt proceeds	4.6	5.3	40.3
Asset securitization borrowings	91.0	184.5	155.0
Asset securitization payments	(376.0)	(167.5)	(163.0)
Long-term debt borrowings	600.0	—	—
Long-term debt payments	(10.8)	(6.4)	(3.0)
Borrowings from credit facility	1,576.0	2,367.0	2,435.9
Payments on credit facility	(2,081.5)	(2,269.5)	(2,395.0)
Payments of deferred financing costs	(7.5)	(0.3)	—
Proceeds from employee stock purchases	3.0	3.3	3.3
Repurchases of common stock	(100.0)	(400.0)	(450.2)
Repurchases of common stock to satisfy employee withholding tax obligations	(17.9)	(24.0)	(26.9)
Cash dividends paid	(118.1)	(110.5)	(93.9)
Net cash used in financing activities	(441.8)	(423.4)	(537.8)
Increase (decrease) in cash and cash equivalents	90.9	(11.4)	(11.8)
Effect of exchange rates on cash and cash equivalents	(4.3)	2.4	(10.1)
Cash and cash equivalents, beginning of year	37.3	46.3	68.2
Cash and cash equivalents, end of year	$123.9	$37.3	$46.3

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net	$25.3	$46.8	$38.7
Income taxes (net of refunds)	$90.3	$83.0	$90.0
Insurance recoveries received	$—	$243.2	$124.3
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

Inventories

Inventory costs include material, labor, depreciation and plant overhead. Inventories of $280.5 million and $360.7 million as of December 31, 2020 and 2019, respectively, were valued at the lower of cost or net realizable value using the last-in, first-out (“LIFO”) cost method. The remainder of inventory is valued at the lower of cost or net realizable value with cost determined primarily using either the first-in, first-out (“FIFO”) or average cost methods.

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

Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings and improvements:
Buildings and improvements	2 to 40 years
Leasehold improvements	1 to 39 years
Machinery and equipment:
Computer hardware	3 to 5 years
Computer software	3 to 10 years
Factory machinery and equipment	1 to 15 years
Research and development equipment	3 to 5 years
Vehicles	3 to 10 years
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

Self-Insurance
Self-insurance expense and liabilities were actuarially determined based primarily on our historical claims information, industry factors, and trends. The self-insurance liabilities as of December 31, 2020 represent the best estimate of the future payments to be made on reported and unreported losses for 2020 and prior years. The amounts and timing of payments for claims reserved may vary depending on various factors, including the development and ultimate settlement of reported and unreported claims. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liabilities may change. See Note 5 for additional information on our self-insured risks and liabilities.

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

Cost of Goods Sold

The principal elements of cost of goods sold are components, raw materials, factory overhead, labor, estimated costs of warranty expense, and freight and distribution costs.

Selling, General and Administrative Expenses

SG&A expenses include payroll and benefit costs, advertising, commissions, research and development, information technology costs, and other selling, general and administrative related costs such as insurance, travel, non-production depreciation, and rent.

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

Impact of COVID-19 Pandemic

COVID-19 surfaced in late 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has disrupted our business operations and caused a significant unfavorable impact on our results of operations.

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

As the COVID-19 pandemic continues, health concern risks remain, and we cannot predict whether any of our manufacturing, operational or distribution facilities will experience disruptions, or how long such disruptions would last. It also remains unclear how various national, state, and local governments will react if the distribution of vaccines is slower than expected. If the COVID-19 pandemic worsens or the pandemic continues longer than presently expected, COVID 19 would continue to impact our results of operations, financial position and cash flows.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”). This accounting standard requires lessees to recognize a lease liability and a right-of-use (“ROU”) asset on the balance sheet for operating leases. Accounting for finance leases is substantially unchanged. ASC 842 is effective for fiscal years beginning after December 15, 2018 and we adopted the standard effective January 1, 2019.

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

Changes in Accounting Standards Effective for Future Reporting Periods

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

3. Reportable Business Segments:

Description of Segments

We operate in three reportable business segments of the HVACR industry. Our segments are organized primarily by the nature of the products and services we provide. The following table describes each segment:

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

Net sales and segment profit (loss) by segment, along with a reconciliation of segment profit (loss) to Operating income, are shown below (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Net Sales (1)
Residential Heating & Cooling	$2,361.5	$2,291.1	$2,225.0
Commercial Heating & Cooling	800.9	947.4	900.7
Refrigeration	471.7	568.7	758.2
	$3,634.1	$3,807.2	$3,883.9
Segment profit (loss) (2)
Residential Heating & Cooling	$428.5	$464.6	$399.4
Commercial Heating & Cooling	136.9	165.4	157.5
Refrigeration	32.8	61.3	68.1
Corporate and other	(91.5)	(82.4)	(84.4)
Total segment profit	506.7	608.9	540.6
Reconciliation to Operating income:
Special product quality adjustments	1.0	(0.6)	—
Special inventory write down	—	—	0.2
Loss (gain), net on sale of businesses and related property	—	10.6	27.0
Loss (gain) from natural disasters, net of insurance recoveries	3.1	(79.6)	(10.9)
Items in Losses (gains) and other expenses, net that are excluded from segment profit (loss) (2)	13.3	11.3	11.4
Restructuring charges	10.8	10.3	3.0
Operating income	$478.5	$656.9	$509.9

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
•Special inventory write down,
•Special product quality adjustments
•Loss (gain), net on sale of businesses and related property,
•Loss (gain) from natural disasters, net of insurance recoveries, and
•Restructuring charges.

Total assets by segment are shown below (in millions):

	As of December 31,
	2020	2019	2018
Total Assets:
Residential Heating & Cooling	$1,034.6	$1,055.7	$837.4
Commercial Heating & Cooling	366.5	409.0	349.5
Refrigeration	387.9	393.3	462.9
Corporate and other	243.5	176.9	167.4
Total assets	$2,032.5	$2,034.9	$1,817.2

The assets in the Corporate and other segment primarily consist of cash, short-term investments and deferred tax assets. Assets recorded in the operating segments represent those assets directly associated with those segments.

Total capital expenditures by segment are shown below (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Capital Expenditures:
Residential Heating & Cooling	$44.0	$59.2	$45.2
Commercial Heating & Cooling	5.9	11.3	12.5
Refrigeration	9.2	9.4	9.3
Corporate and other	19.4	25.7	28.2
Total capital expenditures	$78.5	$105.6	$95.2

Depreciation and amortization expenses by segment are shown below (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Depreciation and Amortization:
Residential Heating & Cooling	$28.5	$30.0	$26.6
Commercial Heating & Cooling	13.5	12.5	8.6
Refrigeration	7.8	7.9	8.9
Corporate and other	22.8	20.7	21.9
Total depreciation and amortization	$72.6	$71.1	$66.0

The equity method investments are shown below (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Income from Equity Method Investments:
Residential Heating & Cooling	$11.4	$8.8	$8.5
Commercial Heating & Cooling	2.3	1.7	1.4
Refrigeration	1.9	2.9	2.1
Total income from equity method investments	$15.6	$13.4	$12.0

Geographic Information

Property, plant and equipment, net for each major geographic area in which we operate, based on the domicile of our operations, are shown below (in millions):

	As of December 31,
	2020	2019	2018
Property, Plant and Equipment, net:
United States	$352.9	$333.6	$293.3
Mexico	79.2	82.0	86.7
Canada	2.2	2.2	1.7
Other international	30.0	27.6	26.6
Total Property, plant and equipment, net	$464.3	$445.4	$408.3

4. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share for Income from continuing operations were as follows (in millions, except per share data):

	For the Years Ended December 31,
	2020	2019	2018
Net income	$356.3	$408.7	$359.0
Add: Loss from discontinued operations	0.8	0.1	1.3
Income from continuing operations	$357.1	$408.8	$360.3

Weighted-average shares outstanding – basic	38.3	39.0	40.6
Add: Potential effect of diluted securities attributable to stock-based payments	0.3	0.4	0.5
Weighted-average shares outstanding – diluted	38.6	39.4	41.1

Earnings per share - Basic:
Income from continuing operations	$9.32	$10.49	$8.87
Loss from discontinued operations	(0.02)	—	(0.03)
Net income	$9.30	$10.49	$8.84

Earnings per share - Diluted:
Income from continuing operations	$9.26	$10.38	$8.77
Loss from discontinued operations	(0.02)	—	(0.03)
Net income	$9.24	$10.38	$8.74
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

The components of lease expense were as follows (in millions):

	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$10.3	$7.6
Interest on lease liabilities	0.7	0.9
Operating lease cost	62.7	59.7
Short-term lease cost	4.0	4.3
Variable lease cost	20.3	19.9
Total lease cost	$98.0	$92.4

Other information
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from operating leases	$61.6	$58.1
Financing cash flows from finance leases	$10.8	$6.4
Right-of-use assets obtained in exchange for new finance lease liabilities	$15.4	$13.4
Right-of-use assets obtained in exchange for new operating lease liabilities	$67.6	$51.5

	As of December 31, 2020	As of December 31, 2019
Finance lease right-of-use assets(1)	$33.6	$28.4
Operating lease right-of-use assets	$194.4	$181.6
Finance lease liability, current(2)	$10.1	$7.8
Finance lease liability, non-current(3)	$29.3	$25.9
Operating lease liability, current	$55.0	$52.7
Operating lease liability, non-current	$142.8	$131.0
Weighted-average remaining lease term - finance leases	4.3 years	4.9 years
Weighted-average remaining lease term - operating leases	4.4 years	4.5 years
Weighted-average discount rate - finance leases	1.91%	2.71%
Weighted-average discount rate – operating leases	2.81%	3.69%
(1) Recorded in Property, plant and equipments in Consolidated Balance Sheet
(2) Recorded in Current maturities of long-term debt in Consolidated Balance Sheet
(3) Recorded in Long-term debt in Consolidated Balance Sheet

Future annual minimum lease payments and finance lease commitments as of December 31, 2020 were as follows (in millions):

	Operating Leases	Finance Leases
2021	$59.8	$10.5
2022	50.8	8.7
2023	43.3	5.8
2024	26.3	2.6
2025	13.4	0.8
Thereafter	16.8	11.8
Total minimum lease payments	$210.4	$40.2
Less imputed interest	(12.6)	(0.8)
Present value of minimum payments	$197.8	$39.4

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

Our obligations under the Lake Park Renewal are secured by a pledge of our interest in the leased property. The Lake Park Renewal contains customary lease covenants and events of default as well as events of default if (i) indebtedness of $75 million or more is not paid when due, (ii) there is a change of control or (iii) we fail to comply with certain covenants incorporated from our existing credit facility agreement. We believe we were in compliance with these financial covenants as of December 31, 2020.

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

Total product warranty liabilities related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2020	2019
Accrued expenses	$37.7	$38.2
Other liabilities	82.1	74.6
Total product warranty liabilities	$119.8	$112.8

The changes in product warranty liabilities related to continuing operations for the years ended December 31, 2020 and 2019 were as follows (in millions):

Total warranty liability as of December 31, 2018	$111.6
Payments made in 2019	(34.9)
Changes resulting from issuance of new warranties	44.1
Changes in estimates associated with pre-existing liabilities	(7.6)
Changes in foreign currency translation rates and other	—
Warranty liability from divestitures	(0.4)
Total warranty liability as of December 31, 2019	$112.8
Payments made in 2020	(35.5)
Changes resulting from issuance of new warranties	41.7
Changes in estimates associated with pre-existing liabilities	0.2
Changes in foreign currency translation rates and other	0.6
Total warranty liability as of December 31, 2020	$119.8

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

Total self-insurance liabilities were included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2020	2019
Accrued expenses	$3.6	$5.2
Other liabilities	16.0	19.4
Total self-insurance liabilities	$19.6	$24.6

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

Our defense costs for asbestos-related claims are generally covered by insurance; however, our insurance coverage for settlements and judgments for asbestos-related claims vary depending on several factors, and are subject to policy limits, so we may have greater financial exposure for future settlements and judgments. For the years ended December 31, 2020 and 2019, we estimated our probable liability for known cases at $10.1 million and $10.2 million, respectively, and these amounts were recorded in Accrued expenses in the Consolidated Balance Sheets. For the years ended December 31, 2020 and 2019, we estimated future asbestos-related litigation cases to be $27.9 million and $22.1 million, respectively, before consideration of probable insurance recoveries and these amounts were recorded in Other liabilities in the Consolidated Balance Sheets. For the years ended December 31, 2020, 2019 and 2018, we recorded expense of $5.6 million, $3.1 million and $4.0 million, respectively, net of probable insurance recoveries, for known and future asbestos-related litigation and is recorded in Losses (gains) and other expenses, net in the Consolidated Statements of Operations.

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

The following table summarizes the components of Loss (gain) from natural disasters, net of insurance recoveries (in millions):

	For the Year Ended December 31,
	2020	2019	2018
Marshalltown tornado	$(3.0)	$178.8	$38.3
Marshalltown wind storm	(0.1)	—	—
(Loss) gain from natural disasters, net of insurance recoveries	$(3.1)	$178.8	$38.3

Marshalltown Tornado

Insurance covered the repair or replacement of our assets that suffered damage or loss, and business interruption costs, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. In December 2019, we reached a final settlement with our insurance carriers for a total cumulative insurance recovery of $367.5 million, for the losses we incurred and will incur from the tornado. All recoveries related to the final settlement were received in 2018 and 2019. The following table summarizes the Loss (gain) from natural disasters, net of insurance recoveries relating to the tornado (in millions):

(Amounts in millions)	For the Year Ended December 31,
	2020	2019	2018
Insurance recoveries received	$—	$243.2	$124.3
Less losses and expenses incurred:
Site clean-up and remediation	—	20.4	50.9
Factory inefficiencies due to lower productivity	—	9.3	7.4
Write-off of property, plant and equipment	—	—	4.2
Write-off of inventory	—	—	5.8
Other	3.0	34.7	17.7
Total losses and expenses	$3.0	$64.4	$86.0
(Loss) gain from natural disasters, net of insurance recoveries	$(3.0)	$178.8	$38.3
Components of (Loss) gain from natural disasters, net of insurance recoveries:
Insurance proceeds for lost profits	—	99.2	27.4
(Loss) gain from property damage, net of insurance recoveries	(3.0)	79.6	10.9

Marshalltown Wind Storm

Insurance covered the repair or replacement of our assets that suffered damage or loss, and business interruption costs including lost profits, and reimbursement for other expenses and costs that have been incurred relating to damages and losses suffered. In December 2020, we reached a settlement with our insurance carriers for a total cumulative insurance recovery of $6.6 million. As of December 31, 2020, we recorded a receivable of $6.6 million for the insurance proceeds. All of the proceeds have been collected in January 2021. The following table summarizes the Loss (gain) from natural disasters, net of insurance recoveries relating to the wind storm (in millions):

For the Year Ended December 31,
2020
Insurance recoveries receivable	6.6
Inventory write-offs	$0.1
Site clean-up and remediation	1.7
Building repairs	3.0
Factory inefficiencies due to lower productivity	0.2
Other	1.7
Total losses and expenses	$6.7
Components of Marshalltown wind storm in Loss (gain) from natural disasters, net of insurance recoveries:
Loss from natural disaster, net of insurance recoveries	$(0.1)

6. Stock Repurchases:

Our Board of Directors have authorized a total of $3 billion to repurchase shares of our common stock, including an incremental $500 million share repurchase authorization in December 2019, under our Share Repurchase Plans. The Share Repurchase Plans allow us to repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The Share Repurchase Plans do not require the repurchase of a specific number of shares and may be terminated at any time. As of December 31, 2020, $446 million of shares is available to repurchase shares under the Share Repurchase Plans.

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

We also repurchased 0.1 million shares for $17.9 million, 0.1 million shares for $24.0 million, and 0.1 million shares for $26.9 million for the years ended December 31, 2020, 2019, and 2018, respectively, from employees who tendered their shares to satisfy minimum tax withholding obligation upon the vesting of stock-based compensation awards.

7. Divestitures:

2019 Divestiture:

During the first quarter of 2019, we obtained Board of Directors' approval and signed an agreement with EPTA S.p.A., a private Italian company, for the sale of our Kysor Warren business. The sale was completed on March 29, 2019 and the following table summarizes the net loss recognized in connection with this divestiture. There were no gains or losses on the sale of this business for the year ended December 31, 2020.

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

Restructuring Activities in 2020

Due to the economic impact of COVID-19 on our business, we implemented several cost reduction actions in the second quarter of 2020. We recorded $10.1 million of restructuring charges for the year ended December 31, 2020 for these actions, which consisted of employee terminations for positions that were no longer needed to support the business, selective facility closures, and cancellations of certain sales and marketing activities.

Information regarding the restructuring charges for all ongoing activities, including actions initiated in 2019, is presented in the following table (in millions):

	Incurred in 2020	Aggregate Incurred Through 12/31/2020	Total Expected to be Incurred
Severance and related expense	$4.9	$6.2	$6.9
Asset write-offs and accelerated depreciation	2.0	3.6	3.6
Accelerated depreciation on right-of-use assets from operating leases	(0.1)	1.0	1.0
Other	4.0	4.6	5.1
Total	$10.8	$15.4	$16.6

While restructuring charges are excluded from our calculation of segment profit (loss), the table below presents the restructuring charges associated with each segment (in millions):

	Incurred in 2020	Aggregate Incurred Through 12/31/2020	Total Expected to be Incurred
Residential Heating & Cooling	$6.5	$9.4	$9.4
Commercial Heating & Cooling	1.6	3.3	3.8
Refrigeration	1.5	1.5	2.2
Corporate & Other	1.2	1.2	1.2
Total	$10.8	$15.4	$16.6

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

	For the Year Ended December 31, 2020
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$2,181.8	$721.1	$257.9	$3,160.8
Canada	179.7	77.6	—	257.3
International	—	2.2	213.8	216.0
Total	$2,361.5	$800.9	$471.7	$3,634.1

	For the Year Ended December 31, 2019
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$2,135.6	$847.1	$321.9	$3,304.6
Canada	155.5	98.5	0.7	254.7
International	—	1.8	246.1	247.9
Total	$2,291.1	$947.4	$568.7	$3,807.2

	For the Year Ended December 31, 2018
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$2,066.7	$805.4	$403.2	$3,275.3
Canada	158.3	92.7	4.5	255.5
International	—	2.6	350.5	353.1
Total	$2,225.0	$900.7	$758.2	$3,883.9

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

Residential Heating & Cooling - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox stores or to independent distributors. For the years ended December 31, 2020, 2019 and 2018, direct sales represented 75%, 75% and 76% of revenues, respectively, and sales to independent distributors represented the remainder. Given the nature of our business, customer product orders are fulfilled at a point in time and not over a period of time.

Commercial Heating & Cooling - In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. These products are distributed primarily through commercial contractors and directly to national account customers in the planned replacement, emergency replacement and new construction markets. Revenue for the products sold is recognized at a point in time when control transfers to the customer, which is generally at time of shipment. Lennox National Account Services provides installation, service and preventive maintenance for HVAC national account customers in the United States and Canada. Revenue related to service contracts is recognized as the services are performed under the contract based on the relative fair value of the services provided. For the years ended December 31, 2020, 2019 and 2018, equipment sales represented 85%, 86% and 86% of revenues, respectively, and the remainder of our revenue was generated from our service business.

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

Net contract assets (liabilities) consisted of the following:

	December 31, 2020	December 31, 2019	$ Change	% Change
Contract liabilities - current	(5.5)	(8.4)	2.9	(35.2)%
Contract liabilities - noncurrent	(5.6)	(5.9)	0.3	(5.1)%
Total	$(11.1)	$(14.3)	$3.2

For the years ended December 31, 2020, 2019, and 2018 we recognized revenue of $7.2 million, $3.3 million and $4.8 million related to our contract liabilities at January 1, 2020, 2019 and 2018, respectively. Impairment losses recognized in our receivables and contract assets were de minimis in 2020, 2019 and 2018.

10. Other Financial Statement Details:

Inventories
The components of inventories are as follows (in millions):

	As of December 31,
	2020	2019
Finished goods	$280.1	$402.9
Work in process	6.5	6.0
Raw materials and parts	207.8	198.8
Total	494.4	607.7
Excess of current cost over last-in, first-out cost	(55.0)	(63.6)
Total inventories, net	$439.4	$544.1

The Company recorded a pre-tax gain of $0.7 million and $0.2 million in 2020 and 2019, respectively, and no pre-tax gains or losses in 2018 from LIFO inventory liquidations. Reserves for obsolete and slow-moving inventories were $24.6 million and $19.2 million at December 31, 2020 and December 31, 2019, respectively.

Goodwill
The changes in the carrying amount of goodwill in 2020 and 2019, in total and by segment, are summarized in the table below (in millions):

Segment:	Balance at December 31, 2018 (1)	Goodwill Reallocation (2)	Changes in foreign currency translation rates	Balance at December 31, 2019	Changes in foreign currency translation rates	Balance at December 31, 2020
Residential Heating & Cooling	$26.1	$—	$—	$26.1	$—	$26.1
Commercial Heating & Cooling	61.4	(0.3)	—	61.1	—	61.1
Refrigeration	99.1	0.3	(0.1)	99.3	0.4	99.7
	$186.6	$—	$(0.1)	$186.5	$0.4	$186.9

(1) The goodwill balances in the table above are presented net of accumulated impairment charges of $32.7 million, all of which relate to impairments in periods prior to 2018.
(2) In 2019, we reorganized our external financial reporting structure by moving our European Commercial HVAC business from our Commercial segment to our Refrigeration segment as we manage both our commercial HVAC and refrigeration operations in Europe together. See Note 3 for additional information.

A qualitative review of impairment indicators was performed in 2020 for the Residential Heating & Cooling, the Commercial Heating & Cooling, and the Refrigeration segments. We did not record any goodwill impairments in 2020 or 2019. In 2018, we de-recognized $11.5 million of goodwill as a part of the completed sales of our Australia, Asia, and South America businesses as discussed further in Note 7.

Property, Plant and Equipment

Components of Property, plant and equipment, net were as follows (in millions):

	As of December 31,
	2020	2019
Land	$24.0	$23.7
Buildings and improvements	266.1	242.9
Machinery and equipment	928.0	883.4
Finance leases	57.1	47.2
Construction in progress and equipment not yet in service	69.7	72.5
Total	1,344.9	1,269.7
Less accumulated depreciation	(880.6)	(824.3)
Property, plant and equipment, net	$464.3	$445.4

No impairment charges were recorded in 2020 or 2019. In 2018, we impaired $4 million of property, plant and equipment at our Marshalltown facility that was damaged by a tornado. Refer to Note 5 for more information on the damage to our Marshalltown facility.

Accrued Expenses

The significant components of Accrued expenses are presented below (in millions):

	As of December 31,
	2020	2019
Accrued compensation and benefits	$96.6	$70.4
Accrued rebates and promotions	81.9	70.1
Accrued warranties	37.7	38.2
Accrued sales, use, property and VAT taxes	20.3	18.6
Accrued asbestos reserves	10.1	10.2
Deferred income	5.5	8.4
Self insurance reserves	3.6	5.2
Derivative contracts	2.2	2.9
Other	38.2	31.7
Total Accrued expenses	$296.1	$255.7

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

Cash Flow Hedges

We have commodity futures contracts and foreign exchange forward contracts designated as cash flows hedges that are scheduled to mature through May 2022 and January 2022, respectively. Unrealized gains or losses from our cash flow hedges are included in AOCL and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities and foreign currencies at the settlement dates.

We recorded the following amounts related to our cash flow hedges in AOCL (in millions):

	As of December 31,
	2020	2019
Unrealized (losses) gains, net on unsettled contracts	$(10.5)	$0.2
Income tax benefit (expense)	2.3	(0.2)
Losses included in AOCL, net of tax (1)	$(8.2)	$—

(1) Assuming commodity and foreign currency prices remain constant, we expect to reclassify $7.7 million of derivative losses into earnings within the next 12 months.

Expenses included in our Consolidated Statements of Operations

Below is information about expenses included in Selling, general and administrative expenses in our Consolidated Statements of Operations (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Research and development	$66.8	$69.9	$72.2
Advertising, promotions and marketing (1)	26.5	43.7	42.5
Cooperative advertising expenditures	22.2	21.3	16.8
(1) Cooperative advertising expenditures were not included in these amounts.

Interest Expense, net

The components of Interest expense, net in our Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Interest expense, net of capitalized interest	$29.7	$48.6	$39.1
Less: Interest income	1.4	1.1	0.8
Interest expense, net	$28.3	$47.5	$38.3

Losses (Gains) and Other Expenses, net

Losses (gains) and other expenses, net in our Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Realized losses (gains) on settled futures contracts	$0.1	$0.4	$(0.4)
Foreign currency exchange (gains) losses	(3.6)	(1.5)	1.7
(Gains) losses on disposal of fixed assets	(0.2)	(0.2)	0.7
Other operating (gains) losses, net	(2.2)	(1.7)	—
Net change in unrealized (gains) losses on unsettled futures contracts	(0.3)	(0.5)	1.5
Asbestos-related litigation	5.6	3.1	4.0
Special legal contingency charges	1.1	1.2	1.9
Environmental liabilities	(1.4)	5.7	2.2
Losses from pandemic	8.3	—	—
Other items, net	—	1.8	1.8
Losses (gains) and other expenses, net	$7.4	$8.3	$13.4

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

Defined Contribution Plans

We recorded the following contributions to the defined contribution plans (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Contributions to defined contribution plans	$17.8	$19.1	$18.8

Pension and Post-retirement Benefit Plans

Pension Settlement Activity in 2019

On April 3, 2019, we entered into an agreement with Pacific Life Insurance Company to purchase a group annuity contract and transfer $100 million of our pension plan assets and $105.6 million of related pension benefit obligations.  In the second quarter of 2019, we recognized a $60.6 million pension settlement charge in the Statement of Operations and reclassified $5.6 million of pension benefit obligations to AOCL as a result of this transaction.

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

Benefit Obligations, Fair Value of Plan Assets, Funded Status, and Balance Sheet Position

The following tables set forth amounts recognized in our financial statements and the plans’ funded status for our pension and post-retirement benefit plans (dollars in millions):

	Pension Benefits
	2020	2019
Accumulated benefit obligation	$273.2	$237.3

Changes in projected benefit obligation:
Benefit obligation at beginning of year	$241.5	$371.9
Service cost	5.5	4.9
Interest cost	6.6	10.2
Amendments	0.1	—
Actuarial (gain) loss	27.2	38.9
Effect of exchange rates	2.2	1.1
Settlements	(1.3)	(173.5)
Benefits paid	(5.6)	(12.0)
Benefit obligation at end of year	$276.2	$241.5

Changes in plan assets:
Fair value of plan assets at beginning of year	$154.3	$291.0
Actual gain (loss) return on plan assets	27.3	45.7
Employer contributions	3.4	1.8
Effect of exchange rates	1.6	1.3
Plan settlements	(1.3)	(173.5)
Benefits paid	(5.6)	(12.0)
Fair value of plan assets at end of year	179.7	154.3
Funded status / net amount recognized	$(96.5)	$(87.2)

Net amount recognized consists of:
Non-current assets	$5.0	$3.5
Current liability	(9.0)	(3.3)
Non-current liability	(92.5)	(87.4)
Net amount recognized	$(96.5)	$(87.2)

Plans with Benefit Obligations in Excess of Plan Assets

	For the Years Ended December 31,
	2020	2019
Pension plans with a benefit obligation in excess of plan assets:
Projected benefit obligation	$236.6	$204.5
Accumulated benefit obligation	233.3	200.5
Fair value of plan assets	135.2	113.9

Net Periodic Benefit Cost

Our U.S.-based pension plans comprised approximately 82% of the projected benefit obligation and 75% of plan assets as of December 31, 2020.

	Pension Benefits
	2020	2019	2018
Components of net periodic benefit cost as of December 31:
Service cost	$5.5	$4.9	$5.3
Interest cost	6.6	10.2	12.3
Expected return on plan assets	(8.2)	(13.4)	(18.8)
Amortization of prior service costs	0.2	0.1	0.1
Recognized actuarial loss	5.8	5.6	9.2
Settlements	0.6	99.2	0.4
Other	—	(0.5)	0.3
Net periodic benefit cost	$10.5	$106.1	$8.8

Amounts recognized in AOCL and Other Comprehensive Income

The following table sets forth amounts recognized in AOCL and Other comprehensive income (loss) in our financial statements for 2020 and 2019 (in millions):

	Pension Benefits
	2020	2019
Amounts recognized in AOCL:
Prior service costs	$(0.7)	$(0.8)
Actuarial loss	(103.8)	(101.6)
Subtotal	(104.5)	(102.4)
Deferred taxes	25.6	24.7
Net amount recognized	$(78.9)	$(77.7)
Changes recognized in other comprehensive loss:
Current year actuarial loss (gain)	8.1	(5.1)
Effect of exchange rates	0.5	0.5
Amortization of prior service costs	(0.2)	(0.1)
Amortization of actuarial loss, including settlements	(6.4)	(93.1)
Total recognized in other comprehensive income (loss)	$2.0	$(97.8)
Total recognized in net periodic benefit cost and other comprehensive income	$12.5	$8.3

The estimated prior service costs and actuarial losses for pension benefits that will be amortized from AOCL in 2021 are $0.2 million and $6.9 million, respectively.

Assumptions

The following tables set forth the weighted-average assumptions used to determine Benefit obligations and Net periodic benefit cost for the U.S.-based plans in 2020 and 2019:

	Pension Benefits
	2020	2019
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	2.40%	3.19%
Rate of compensation increase	4.13%	4.23%

	Pension Benefits
	2020	2019	2018
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate - service cost	2.89%	3.96%	3.48%
Discount rate - interest cost	2.99%	3.67%	3.22%
Expected long-term return on plan assets	6.50%	6.50%	6.50%
Rate of compensation increase	4.23%	4.23%	4.23%

The following tables set forth the weighted-average assumptions used to determine Benefit obligations and Net periodic benefit cost for the non-U.S.-based plans in 2020 and 2019:

	Pension Benefits
	2020	2019
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	1.48%	2.15%
Rate of compensation increase	3.17%	3.20%

	Pension Benefits
	2020	2019	2018
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate - service cost	0.73%	1.60%	1.32%
Discount rate - interest cost	2.30%	2.98%	2.67%
Expected long-term return on plan assets	3.31%	3.92%	4.19%
Rate of compensation increase	3.20%	3.77%	3.62%

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

Assumed health care cost trend rates have an effect on the amounts reported for our healthcare plan. The following table sets forth the healthcare trend rate assumptions used:

	2020	2019
Assumed health care cost trend rates as of December 31:
Health care cost trend rate assumed for next year	6.00%	6.50%
Rate to which the cost rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2023	2022

Expected future benefit payments are shown in the table below (in millions):

	For the Years Ended December 31,
	2021	2022	2023	2024	2025	2026-2030
Pension benefits	$12.0	$5.8	$6.8	$11.9	$33.1	$75.1

Composition of Pension Plan Assets

We believe asset returns can be optimized at an acceptable level of risk by adequately diversifying the plan assets between equity and fixed income. In the fourth quarter of 2019, we changed the targeted allocations for our plan assets. The targeted allocation for fixed income and cash investments was changed to 50%, and the targeted allocation for equity investments was changed to 50%. Our targeted exposure to International equity including emerging markets was changed to 6.0% of total assets and our exposure to domestic equity was changed to 44.0%. Our U.S. pension plan represents 75%, our Canadian pension plan 11%, and our United Kingdom (“U.K.”) pension plan 14% of the total fair value of our plan assets as of December 31, 2020.

Our U.S. pension plans’ weighted-average asset allocations as of December 31, 2020 and 2019, by asset category, were as follows:

	Plan Assets as of December 31,
Asset Category:	2020	2019
U.S. equity	34.8%	44.6%
International equity	17.0%	7.3%
Fixed income	48.0%	48.0%
Money market/cash	0.2%	0.1%
Total	100.0%	100.0%

Our U.S. pension plans’ assets were invested according to the following targets:

Asset Category:	Target
U.S. equity	44.0%
International equity	6.0%
Fixed income	50.0%

Our Canadian pension plans were invested approximately 82% in Canadian bonds and 18% in international equities. Our U.K. pension plan was invested in fixed income securities, including corporate and government bonds.

The fair values of our pension plan assets, by asset category, were as follows (in millions):

	Fair Value Measurements as of December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and cash equivalents	$0.4	$—	$—	$0.4
Commingled pools / Collective Trusts:
U.S. equity (1)	—	47.0	—	47.0
International equity (2)	—	23.0	—	23.0
Fixed income (3)	—	64.9	—	64.9
Balanced pension trust: (4)
International equity	—	5.1	—	5.1
Fixed income	—	14.1	—	14.1
Pension fund:
Fixed income (6)	—	25.2	—	25.2
Total	$0.4	$179.3	$—	$179.7

	Fair Value Measurements as of December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and cash equivalents	$0.2	$—	$—	$0.2
Commingled pools / Collective Trusts:
U.S. equity (1)	—	50.8	—	50.8
International equity (2)	—	8.3	—	8.3
Fixed income (3)	—	54.6	—	54.6
Balanced pension trust: (4)
International equity	—	4.8	—	4.8
Fixed income	—	13.6	—	13.6
Pension fund:
Fixed income (5)	—	22.0	—	22.0
Total	$0.2	$154.1	$—	$154.3

Additional information about assets measured at Net Asset Value (“NAV”) per share (in millions):

	As of December 31, 2020
	Fair Value	Redemption Frequency (if currently eligible)	Redemption Notice Period
Asset Category:
Commingled pools / Collective Trusts:
U.S. equity (1)	$47.0	Daily	5 days
International equity (2)	23.0	Daily	5 days
Fixed income (3)	64.9	Daily	5-15 days
Balanced pension trust: (4)
International equity	5.1	Daily	3-5 days
Fixed income	14.1	Daily	3-5 days
Pension fund:
Fixed income (5)	25.2	Daily	3 days
Total	$179.3

	As of December 31, 2019
	Fair Value	Redemption Frequency (if currently eligible)	Redemption Notice Period
Asset Category:
Commingled pools / Collective Trusts:
U.S. equity (1)	$50.8	Daily	5 days
International equity (2)	8.3	Daily	5 days
Fixed income (3)	54.6	Daily	5-15 days
Balanced pension trust: (4)
International equity	4.8	Daily	3-5 days
Fixed income	13.6	Daily	3-5 days
Pension fund:
Fixed income (5)	22.0	Daily	1-3 days
Total	$154.1

(1)	This category includes investments primarily in U.S. equity securities that include large, mid and small capitalization companies.
(2)	This category includes investments primarily in international equity securities that include large, mid and small capitalization companies in large developed markets as well as emerging markets equities.
(3)	This category includes investments in U.S. investment grade and high yield fixed income securities, international fixed income securities and emerging markets fixed income securities.
(4)	The investment objectives of the plan are to provide long-term capital growth and income by investing primarily in a well-diversified, balanced portfolio of Canadian common stocks, bonds and money market securities. The plan also holds a portion of its assets in international equities, a portion of which may be invested in U.S. securities.
(5)	This category includes investments in U.K. government index-linked securities (index-linked gilts) that have maturity periods of 5 years or longer with a derivatives overlay and investment grade corporate bonds denominated in sterling.

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

The combined balance of equity method investments included in Other assets, net totaled (in millions):

	As of December 31,
	2020	2019
Equity method investments	$37.0	$38.6

We purchase compressors from our U.S. joint venture for use in certain of our products. The amounts of purchases included in Cost of goods sold in the Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Purchases of compressors from joint venture	$123.1	$123.1	$103.1
13. Income Taxes:

Our Provision for income taxes from continuing operations consisted of the following (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Current:
Federal	$61.7	$55.9	$59.5
State	14.1	14.2	17.8
Foreign	4.8	9.3	4.6
Total current	80.6	79.4	81.9
Deferred:
Federal	(0.7)	15.0	23.2
State	1.1	3.9	1.0
Foreign	7.1	0.8	1.5
Total deferred	7.5	19.7	25.7
Total provision for income taxes	$88.1	$99.1	$107.6

Income from continuing operations before income taxes was comprised of the following (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Domestic	$268.4	$383.2	$428.7
Foreign	176.8	124.7	39.2
Total	$445.2	$507.9	$467.9

The difference between the income tax provision from continuing operations computed at the statutory federal income tax rate and the financial statement Provision for income taxes is summarized as follows (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Provision at the U.S. statutory rate of 21%	$93.5	$106.7	$98.3
Increase (reduction) in tax expense resulting from:
State income tax, net of federal income tax benefit	10.8	13.2	15.5
Tax credits, net of unrecognized tax benefits	(7.8)	(13.8)	(2.5)
Change in unrecognized tax benefits	0.2	3.1	0.4
Change in valuation allowance	7.8	1.9	5.0
Foreign taxes at rates other than U.S. statutory rate	(33.6)	(20.7)	(3.2)
Deemed inclusions	9.2	8.3	3.9
Global intangible low-taxed income	10.3	9.5	0.7
Change in rates from the Tax Act & other law changes	0.7	(0.8)	1.9
Excess tax benefits from stock-based compensation	(4.2)	(10.9)	(10.5)
Miscellaneous other	1.2	2.6	(1.9)
Total provision for income taxes	$88.1	$99.1	$107.6

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

Deferred tax assets (liabilities) were comprised of the following (in millions):

	As of December 31,
	2020	2019
Gross deferred tax assets:
Warranties	$29.2	$27.8
Loss carryforwards (foreign, U.S. and state)	26.8	23.2
Post-retirement and pension benefits	24.8	22.4
Inventory reserves	7.3	5.6
Receivables allowance	3.8	3.1
Compensation liabilities	10.2	6.2
Insurance liabilities	—	1.6
Legal reserves	10.1	8.5
Tax credits, net of federal effect	11.1	11.4
Other	8.0	7.1
Total deferred tax assets	131.3	116.9
Valuation allowance	(37.0)	(24.9)
Total deferred tax assets, net of valuation allowance	94.3	92.0
Gross deferred tax liabilities:
Depreciation	(58.7)	(52.5)
Intangibles	(15.2)	(15.1)
Insurance liabilities	(1.0)	—
Other	(6.2)	(2.9)
Total deferred tax liabilities	(81.1)	(70.5)
Net deferred tax assets	$13.2	$21.5

As of December 31, 2020 and 2019, we had zero and $0.1 million in tax-effected state net operating loss carryforwards, respectively, and $18.6 million and $14.9 million in tax-effected foreign net operating loss carryforwards, respectively. The deferred tax asset valuation allowance relates primarily to the operating loss carryforwards in European tax jurisdictions. The remainder of the valuation allowance relates to state tax credits.

In assessing whether a deferred tax asset will be realized, we consider whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. We consider the reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not we will realize the benefits of these deductible differences, net of the existing valuation allowances, as of December 31, 2020.

No provision was made for income taxes which may become payable upon distribution of our foreign subsidiaries’ earnings. An actual repatriation in the future from our non-U.S. subsidiaries could still be subject to foreign withholding taxes and U.S. state taxes, but we expect any amounts to be immaterial.

We are currently under examination for our U.S. federal income taxes for 2020 and 2019 and are subject to examination by numerous other taxing authorities in the U.S. and foreign jurisdictions. We are generally no longer subject to U.S., state and local or non-U.S. income tax examinations by taxing authorities for years before 2013.

14. Lines of Credit and Financing Arrangements:

The following tables summarize our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2020	2019
Current maturities of long-term debt:
Asset securitization program	$—	$285.0
Finance lease obligations	10.1	7.8
Domestic credit facility	—	30.0
Debt issuance costs	(0.2)	(0.9)
Total current maturities of long-term debt	$9.9	$321.9
Long-Term Debt:
Finance lease obligations	29.3	25.9
Domestic credit facility	—	475.5
Senior unsecured notes	950.0	350.0
Debt issuance costs	(8.6)	(2.1)
Total long-term debt	$970.7	$849.3
Total debt	$980.6	$1,171.2

As of December 31, 2020, the aggregate amounts of required principal payments on total debt excluding finance lease obligations (see Note 5) were as follows (in millions):

2021	$—
2022	—
2023	350.0
2024	—
2025	300.0
Thereafter	300.0

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist in financing seasonal borrowing needs for our foreign locations. As of December 31, 2020 or 2019, we did not have any outstanding short-term foreign obligations. Proceeds and repayments from these facilities were $4.6 million, $5.3 million and $40.3 million during the years ended December 31, 2020, 2019 and 2018, respectively.

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

	As of December 31,
	2020	2019
Eligible amount available under the ASP on qualified accounts receivable	$279.1	$320.0
Less: Beneficial interest transferred	—	(285.0)
Remaining amount available	$279.1	$35.0
We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on either the average LIBOR rate or floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.70%. The average rates as of December 31, 2020 and 2019 were 0.00% as there were no outstanding borrowings and 2.51%, respectively. The unused fee is based on 101% of the maximum available amount less the beneficial interest transferred and is calculated at rate ranging between 0.25% and 0.35%, depending on available borrowings, throughout the term of the agreement. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Seventh Amended and Restated Credit Facility Agreement (“Domestic Credit Facility”), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Domestic Credit Facility. The participating financial institutions have investment grade credit ratings. As of December 31, 2020, we believe we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Credit Facility

On July 30, 2020, we amended our Domestic Credit Facility to extend the term of our revolving credit facility by one year and to provide for a $250.0 million decrease in revolving commitments. The amended Domestic Credit Facility currently consists of a $750.0 million unsecured revolving credit facility that matures in August 2022 (the “Maturity Date”). The previously outstanding unsecured term loan was fully repaid in September 2020.

Under our Domestic Credit Facility, we had outstanding borrowings of $0.0 million as well as $2.2 million committed to standby letters of credit as of December 31, 2020. Subject to covenant limitations, $747.8 million was available for future borrowings. The revolving credit facility includes a subfacility for swingline loans of up to $65.0 million.

Our weighted average borrowing rate on the facility was 0% as of December 31, 2020 as there were no outstanding borrowings. Below is a summary of the weighted average interest rate for both December 31, 2020 and 2019:

	As of December 31,
	2020	2019
Weighted average borrowing rate	—%	2.93%
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

If any event of default occurs and is continuing, the administrative agent, or lenders with a majority of the aggregate commitments may require the administrative agent to, terminate our right to borrow under our Domestic Credit Facility and accelerate amounts due under our Domestic Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of December 31, 2020, we believe we were in compliance with all covenant requirements.

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

All the Notes are guaranteed, on a senior unsecured basis, by certain of our subsidiaries that guarantee indebtedness under our Domestic Credit Facility. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of December 31, 2020, we believe we were in compliance with all covenant requirements.

15. Comprehensive Income:

The following table provides information on items not reclassified in their entirety from AOCL to Net Income in the accompanying Consolidated Statements of Operations (in millions):

	For the Years Ended December 31,
AOCL Component	2020	2019	Affected Line Item(s) in the Consolidated Statements of Operations
Gains/(Losses) on cash flow hedges:
Derivative contracts	$(3.7)	$(6.9)	Cost of goods sold and Losses (gains) and other expenses, net.
Income tax benefit	0.9	1.6	Provision for income taxes
Net of tax	$(2.8)	$(5.3)

Defined Benefit Plan Items:
Pension and post-retirement benefits costs	$(5.9)	$(5.7)	Cost of goods sold; Selling, general, administrative expenses and Other (income) expense, net
Pension settlements	(0.6)	(99.2)	Pension settlements
Income tax benefit	1.6	26.2	Provision for income taxes
Net of tax	$(4.9)	$(78.7)

Foreign currency translation adjustments:
Foreign currency adjustments on sale of business	$—	$(2.1)	Loss (gain), net on sale of businesses and related property
Income tax benefit	—	—	Provision for income taxes
Net of tax	$—	$(2.1)

Total reclassifications from AOCL	$(7.7)	$(86.1)

The following tables provide information on changes in AOCL, by component (net of tax), for the years ended December 31, 2020 and 2019 (in millions):

	Gains (Losses) on Cash Flow Hedges	Share of equity method investments other comprehensive income	Defined Benefit Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2019	$—	$—	$(81.5)	$(22.3)	$(103.8)
Other comprehensive income (loss) before reclassifications	5.4	(1.2)	(6.1)	0.8	(1.1)
Amounts reclassified from AOCL	2.8	—	4.9	—	7.7
Net other comprehensive income (loss)	8.2	(1.2)	(1.2)	0.8	6.6
Balance as of December 31, 2020	$8.2	$(1.2)	$(82.7)	$(21.5)	$(97.2)

	Gains (Losses) on Cash Flow Hedges	Share of equity method investments other comprehensive income	Defined Benefit Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2018	$(6.2)	$—	$(154.5)	$(28.1)	$(188.8)
Other comprehensive income (loss) before reclassifications	0.9	—	(5.7)	3.7	(1.1)
Amounts reclassified from AOCI	5.3	—	78.7	2.1	86.1
Net other comprehensive income (loss)	6.2	—	73.0	5.8	85.0
Balance as of December 31, 2019	$—	$—	$(81.5)	$(22.3)	$(103.8)

16. Stock-Based Compensation:

Stock-based compensation expense related to continuing operations was included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations as follows (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Compensation expense(1)	$24.3	$21.3	$26.3

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

As of December 31, 2020, awards for 0.1 million shares of common stock had been granted, net of cancellations and repurchases, and there were 1.4 million shares available for future issuance.

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

The following table provides information on our performance share units:

	For the Years Ended December 31,
	2020	2019	2018
Compensation expense for performance share units (in millions)	$8.9	$6.8	$12.3
Weighted-average fair value of grants, per share	$265.96	$245.06	$204.64
Payout ratio for shares paid	132.7%	157.2%	173.2%

A summary of the status of our undistributed performance share units as of December 31, 2020, and changes during the year then ended, is presented below (in thousands, except per share data):

	Shares	Weighted- Average Grant Date Fair Value per Share
Undistributed performance share units as of December 31, 2019	202.3	$191.14
Granted	33.6	$265.96
Distributed	(72.0)	$150.21
Forfeited	(4.5)	$205.99
Undistributed performance share units as of December 31, 2020 (1)	159.4	$224.95

(1) Undistributed performance share units include approximately 114.5 thousand units with a weighted-average grant date fair value of $235.71 per share that had not yet vested and 44.9 thousand units that have vested but were not yet distributed.
As of December 31, 2020, we had $16.6 million of total unrecognized compensation cost related to non-vested performance share units that is expected to be recognized over a weighted-average period of 2.3 years. Our weighted-average estimated forfeiture rate for these performance share units was 9.4% as of December 31, 2020.

The total fair value of performance share units distributed and the resulting tax deductions to realized tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Fair value of performance share units distributed	$15.1	$20.2	$21.1
Realized tax benefits from tax deductions	$0.7	$5.1	$5.3

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

The following table provides information on our restricted stock units (in millions, except per share data):

	For the Years Ended December 31,
	2020	2019	2018
Compensation expense for restricted stock units	$10.4	$9.7	$9.2
Weighted-average fair value of grants, per share	$265.96	$247.02	$204.64

A summary of our non-vested restricted stock units as of December 31, 2020 and changes during the year then ended is presented below (in thousands, except per share data):

	Shares	Weighted- Average Grant Date Fair Value per Share
Non-vested restricted stock units as of December 31, 2019	157.0	$216.07
Granted	40.9	$265.96
Vested	(54.0)	$200.27
Forfeited	(7.9)	$213.40
Non-vested restricted stock units as of December 31, 2020 (1)	136.0	$237.45

(1) As of December 31, 2020, we had $19.2 million of total unrecognized compensation cost related to non-vested restricted stock units that is expected to be recognized over a weighted-average period of 2.3 years. Our estimated forfeiture rate for restricted stock units was 14.3% as of December 31, 2020.

The total fair value of restricted stock units vested and the resulting tax deductions to realized tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Fair value of restricted stock units vested	$15.0	$10.9	$9.7
Realized tax benefits from tax deductions	2.7	2.7	2.4

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

The following table provides information on our stock appreciation rights (in millions, except per share data):

	For the Years Ended December 31,
	2020	2019	2018
Compensation expense for stock appreciation rights	$5.0	$4.8	$4.8
Weighted-average fair value of grants, per share	$55.21	$39.40	$35.57

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

The fair value of the stock appreciation rights granted in 2020, 2019 and 2018 were estimated on the date of grant using the following assumptions:

	2020	2019	2018
Expected dividend yield	1.64%	1.77%	1.76%
Risk-free interest rate	0.27%	1.59%	2.71%
Expected volatility	29.70%	21.23%	20.60%
Expected life (in years)	3.95	3.96	3.93

A summary of our stock appreciation rights as of December 31, 2020, and changes during the year then ended, is presented below (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price per Share
Outstanding stock appreciation rights as of December 31, 2019	796.7	$181.15
Granted	92.4	$278.00
Exercised	(191.0)	$130.35
Forfeited	(18.6)	$225.82
Outstanding stock appreciation rights as of December 31, 2020	679.5	$205.41
Exercisable stock appreciation rights as of December 31, 2020	458.0	$182.99

The following table summarizes information about stock appreciation rights outstanding as of December 31, 2020 (in millions, except per share data and years; shares in thousands):

	Stock Appreciation Rights Outstanding			Stock Appreciation Rights Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Shares (1)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$99.64 to $156.94	200.3	2.39	$28.4	200.3	1.28	$27.0
$205.53 to $214.63	256.0	4.49	$16.4	214.0	4.39	$13.9
$257.08 to $278.00	223.2	6.41	$2.2	43.7	6.00	$0.7
(1) Share amounts are rounded but the balance accurately reflects the actual amount of exercisable stock appreciation rights as of December 31, 2020.

As of December 31, 2020, we had $9.2 million of unrecognized compensation cost related to non-vested stock appreciation rights that is expected to be recognized over a weighted-average period of 2.3 years. Our estimated forfeiture rate for stock appreciation rights was 11.8% as of December 31, 2020.

The total intrinsic value of stock appreciation rights exercised and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2020	2019	2018
Intrinsic value of stock appreciation rights exercised	$26.7	$37.1	$35.9
Realized tax benefits from tax deductions	$6.7	$9.3	$8.9

Employee Stock Purchase Plan

Under the 2012 Employee Stock Purchase Plan (“ESPP”), all employees who meet certain service requirements are eligible to purchase our common stock through payroll deductions at the end of three month offering periods. The purchase price for such shares is 95% of the fair market value of the stock on the last day of the offering period. A maximum of 2.5 million shares is authorized for purchase until the ESPP plan termination date of May 10, 2022, unless terminated earlier at the discretion of the Board of Directors. Employees purchased approximately 12,700 shares under the ESPP during the year ended December 31, 2020. Approximately 2.4 million shares remain available for purchase under the ESPP as of December 31, 2020.

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

Where available, the fair values were based upon quoted prices in active markets. However, if quoted prices were not available, then the fair values were based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities without observable market activity, if any, the fair values were based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. Valuation adjustments to reflect either party’s creditworthiness and ability to pay were incorporated into our valuations, where appropriate, as of December 31, 2020 and 2019, the measurement dates.

The methodologies used to determine the fair value of our financial assets and liabilities as of December 31, 2020 were the same as those used as of December 31, 2019.

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

The fair value of our senior unsecured notes in Long-term debt was based on the amount of future cash flows using current market rates for debt instruments of similar maturities and credit risk. The following table presents the fair value for our senior unsecured notes in Long-term debt (in millions):

	As of December 31,
	2020	2019
Quoted Prices in Active Markets for Similar Instruments (Level 2):
Senior unsecured notes	$971.6	$356.8

18. Selected Quarterly Financial Information (unaudited):

The following tables provide information on Net sales, Gross profit, Net income, Earnings per share and Cash dividends declared per share by quarter (in millions, except per share data):

	Net Sales (1)		Gross Profit (1)		Net Income (1)
	2020	2019	2020	2019	2020	2019
First Quarter	$723.8	$790.3	$165.7	$201.6	$12.9	$69.3
Second Quarter	$941.3	$1,099.1	$275.7	$332.1	$100.0	$110.7
Third Quarter	$1,055.0	$1,032.9	$323.3	$298.3	$131.7	$114.7
Fourth Quarter	$914.0	$885.0	$275.3	$247.8	$111.7	$114.0

	Basic Earnings per Share (2)		Diluted Earnings per Share (2)		Cash Dividends per Common Share
	2020	2019	2020	2019	2020	2019
First Quarter	$0.34	$1.75	$0.33	$1.73	$0.77	$0.64
Second Quarter	$2.62	$2.83	$2.60	$2.80	$0.77	$0.77
Third Quarter	$3.44	$2.97	$3.42	$2.94	$0.77	$0.77
Fourth Quarter	$2.92	$2.96	$2.89	$2.93	$0.77	$0.77

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

Summary of 2020 Quarterly Results

The following unusual or infrequent pre-tax items were included in the 2020 quarterly results:

1st Quarter. The worldwide outbreak of COVID-19 , which was declared a pandemic by the World Health Organization on March 11, 2020, had impacted and may continue to impact our business operations.

2nd Quarter. Due to the economic impact of the COVID-19 pandemic on our business, we implemented cost reduction actions in April 2020 to realize SG&A savings for the balance of the year. Refer to Note 8 for details related to restructuring.

3rd Quarter. Our manufacturing facility in Marshalltown, Iowa was damaged by a wind storm. Refer to Note 5 for details related to the wind storm damage.

4th Quarter. We recognized a $6.6 million receivable from insurance recoveries related to our Marshalltown facility, refer to Note 5 for further details.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

See “Management’s Report on Internal Control Over Financial Reporting” included in Item 8 “Financial Statements and Supplementary Data.”

Attestation Report of the Independent Registered Public Accounting Firm

See “Report of Independent Registered Public Accounting Firm” included in Item 8 “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There were no changes during the year ended December 31, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11. Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2020. Also, refer to Note 16 in the Notes to the Consolidated Financial Statements for additional information about our equity compensation plans.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2020.

Item 14. Principal Accounting Fees and Services

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2020.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements are included in Part II, Item 8 of the Annual Report on Form 10-K:
•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of December 31, 2020 and 2019
•Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018
•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018
•Consolidated Statements of Stockholders’ (Deficit) Equity for the Years Ended December 31, 2020, 2019 and 2018
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
•Notes to the Consolidated Financial Statements for the Years Ended December 31, 2020, 2019 and 2018

Financial Statement Schedules

The financial statement schedule included in this Annual Report on Form 10-K is Schedule II - Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2020, 2019 and 2018 (see Schedule II immediately following the signature page of this Annual Report on Form 10-K).

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

4.4	Form of 3.000% Notes due 2023 (filed as Exhibit A in Exhibit 4.2 to LII’s Current Report on Form 8-K filed on November 3, 2016, and incorporated herein by reference).
4.5
Eighth Supplemental Indenture, dated as of May 22, 2020, among Lennox Switzerland GmbH, Lennox International Inc., each other existing Guarantor under the Indenture, dated as of May 3, 2010, as subsequently supplemented, and US Bank National Association, as trustee (filed as Exhibit 4.7 to LII’s Quarterly Report on Form 10-Q filed on July 20, 2020 and incorporated herein by reference).

4.6
Ninth Supplemental Indenture, dated July 30, 2020, among LII, each existing Guarantor under the Indenture, dated as of May 3, 2010, as subsequently supplemented, and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to LII’s Current Report on Form 8-K filed on July 30, 2020, and incorporated herein by reference).

4.7	Form of 1.350% Notes due 2025 (filed as Exhibit A in Exhibit 4.2 to LII’s Current Report on Form 8-K filed on July 30, 2020, and incorporated herein by reference).
4.8	Form of 1.700% Notes due 2027 (filed as Exhibit B in Exhibit 4.2 to LII’s Current Report on Form 8-K filed on July 30, 2020, and incorporated herein by reference).
4.9	Description of Securities (filed herewith)
10.1
Seventh Amended and Restated Credit Facility Agreement, dated as of July 30, 2020, among Lennox International Inc., a Delaware corporation, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on July 30, 2020, and incorporated herein by reference).

10.2
Form of Seventh Amended and Restated Subsidiary Guaranty Agreement for the Seventh Amended and Restated Credit Facility dated as of July 30, 2020 signed by Allied Air Enterprises LLC, Advanced Distributor Products LLC, Heatcraft Inc., Heatcraft Refrigeration Products LLC, Lennox Global LLC, Lennox Industries Inc., LGL Australia (US) Inc., Lennox National Account Services LLC, LGL Europe Holding Co. and Lennox Switzerland GmbH (filed as Exhibit C in Exhibit 10.1 to LII's Current Report on Form 8-K filed on July 30, 2020 and incorporated herein by reference)

10.3
Amendment No. 10 to Amended and Restated Receivables Purchase Agreement, dated as of November 13, 2019, among LPAC Corp., as the Seller, Lennox Industries Inc., as the Master Servicer, Lennox International Inc., Victory Receivables Corporation, as a Purchaser, MUFG Bank, Ltd., formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent for the Investors, the purchaser agent for the MUFG Purchaser Group and a MUFG Liquidity Bank, Wells Fargo Bank, N.A., as the purchaser agent for the WFB Purchaser Group and a WFB Liquidity Bank, and PNC Bank, N.A., as the purchaser agent for the PNC Purchaser Group and a PNC Liquidity Bank, including attachments (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on November 19, 2019, and incorporated herein by reference).

10.4*	Lennox International Inc. 2019 Equity and Incentive Compensation Plan (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on May 24, 2019, and incorporated herein by reference).
10.5*
Form of Long-Term Incentive Award Agreement for U.S. Employees - Vice President and Above (for use under the 2019 Incentive Plan) (filed as Exhibit 10.18 to LII’s Annual Report on Form 10-K filed on February 18,2020 and incorporated herein by reference).

10.6*
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (for use under the 2019 Incentive Plan) (filed as Exhibit 10.19 to LII’s Annual Report on Form 10-K filed on February 18,2020 and incorporated herein by reference).

10.7*
Form of Short-Term Incentive Program for Lennox International Inc. and its Subsidiaries (filed as Exhibit 10.20 to LII’s Annual Report on Form 10-K filed on February 18,2020 and incorporated herein by reference).

10.8*
Lennox International Inc. Profit Sharing Restoration Plan, as amended and restated as of January 1, 2009 (filed as Exhibit 10.3 to LII's Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).

10.9*
Lennox International Inc. Supplemental Retirement Plan, as amended and restated as of January 1, 2009 (filed as Exhibit 10.2 to LII's Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).

10.10*
Amendment Number One to the Lennox International Inc. Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated December 28, 2018 (filed as Exhibit 10.23 to LII’s Annual Report on Form 10-K filed on February 19,2019 and incorporated herein by reference).

10.11*
Lennox International Inc. Supplemental Restoration Retirement Plan, effective as of January 1, 2019, dated December 28, 2018 (filed as Exhibit 10.24 to LII’s Annual Report on Form 10-K filed on February 19,2019 and incorporated herein by reference).

10.12*
Form of Indemnification Agreement entered into between LII and certain executive officers and directors of LII (filed as Exhibit 10.15 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).

10.13*
Form of Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.30 to LII's Annual Report on Form 10-K filed on February 27, 2007 and incorporated herein by reference).

10.14*
Form of Amendment to Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.2 to LII's Current Report on Form 8-K filed on December 12, 2007 and incorporated herein by reference).

10.15*
Form of Change of Control Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on July 17, 2012 and incorporated herein by reference).

10.16*
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

21.1	Subsidiaries of LII (filed herewith).
22.1	List of Guarantor Subsidiaries
23.1	Consent of KPMG LLP (filed herewith).
31.1	Certification of the principal executive officer (filed herewith).
31.2	Certification of the principal financial officer (filed herewith).
32.1	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101	SCH Inline XBRL Taxonomy Extension Schema Document
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101	LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNOX INTERNATIONAL INC.

By: /s/ Todd M. Bluedorn
Todd M. Bluedorn
Chief Executive Officer
February 16, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ TODD M. BLUEDORN	Chief Executive Officer and Chairman of the Board of Directors	February 16, 2021
Todd M. Bluedorn	(Principal Executive Officer)

/s/ JOSEPH W. REITMEIER	Executive Vice President and Chief Financial Officer	February 16, 2021
Joseph W. Reitmeier	(Principal Financial Officer)

/s/ CHRIS A. KOSEL	Vice President, Controller and Chief Accounting Officer	February 16, 2021
Chris A. Kosel	(Principal Accounting Officer)

/s/ TODD J. TESKE	Lead Director	February 16, 2021
Todd J. Teske

/s/ SHERRY L. BUCK	Director	February 16, 2021
Sherry L. Buck

/s/ JANET K. COOPER	Director	February 16, 2021
Janet K. Cooper

/s/ JOHN E. MAJOR	Director	February 16, 2021
John E. Major

/s/ MAX H. MITCHELL	Director	February 16, 2021
Max H. Mitchell

/s/ JOHN W. NORRIS, III	Director	February 16, 2021
John W. Norris, III

/s/ KAREN H. QUINTOS	Director	February 16, 2021
Karen. H. Quintos

/s/ KIM K.W. RUCKER	Director	February 16, 2021
Kim K.W. Rucker

/s/ GREGORY T. SWIENTON	Director	February 16, 2021
Gregory T. Swienton

/s/ SHANE D. WALL	Director	February 16, 2021
Shane D. Wall

LENNOX INTERNATIONAL INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2020, 2019 and 2018
(In millions)

	Balance at beginning of year	Additions charged to cost and expenses	Write-offs	Recoveries	Other	Balance at end of year
2018
Allowance for doubtful accounts	$5.9	$4.8	$(3.7)	$0.6	$(1.3)	$6.3
2019
Allowance for doubtful accounts	$6.3	$4.5	$(4.9)	$1.6	$(1.4)	$6.1
2020
Allowance for doubtful accounts	$6.1	$8.1	$(4.2)	$1.2	$(1.6)	$9.6