Form 10-Q
period 2021-03-31
LENNOX INTERNATIONAL INC
filed 2021-04-26
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of April 16, 2021, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 37,776,653.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three months ended March 31, 2021

i

Part I - Financial Information
Item 1. Financial Statements

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Amounts in millions, except shares and par values)	As of March 31, 2021	As of December 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$35.5	$123.9
Short-term investments	4.5	5.1
Accounts and notes receivable, net of allowances of $9.2 and $9.6 in 2021 and 2020, respectively	522.6	448.3
Inventories, net	502.3	439.4
Other assets	73.3	70.9
Total current assets	1,138.2	1,087.6
Property, plant and equipment, net of accumulated depreciation of $891.6 and $880.6 in 2021 and 2020, respectively	466.4	464.3
Right-of-use assets from operating leases	190.7	194.4
Goodwill	186.7	186.9
Deferred income taxes	7.6	13.2
Other assets, net	85.4	86.1
Total assets	$2,075.0	$2,032.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt	$165.0	$9.9
Current operating lease liabilities	54.9	55.0
Accounts payable	372.9	340.3
Accrued expenses	254.5	296.1
Income taxes payable	1.8	—
Total current liabilities	849.1	701.3
Long-term debt	1,007.9	970.7
Long-term operating lease liabilities	138.5	142.8
Pensions	94.8	92.5
Other liabilities	145.4	142.3
Total liabilities	2,235.7	2,049.6
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,090.3	1,113.2
Retained earnings	2,440.9	2,385.8
Accumulated other comprehensive loss	(99.2)	(97.2)
Treasury stock, at cost, 49,396,668 shares and 48,820,969 shares for 2021 and 2020, respectively	(3,593.6)	(3,419.8)
Total stockholders' deficit	(160.7)	(17.1)
Total liabilities and stockholders' deficit	$2,075.0	$2,032.5
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended March 31,
	2021	2020
Net sales	$930.5	$723.8
Cost of goods sold	674.0	558.1
Gross profit	256.5	165.7
Operating Expenses:
Selling, general and administrative expenses	145.3	131.1
Losses (gains) and other expenses, net	0.3	(1.0)
Restructuring charges	0.1	0.5
Loss from natural disasters, net of insurance recoveries	—	1.6
Income from equity method investments	(3.3)	(2.9)
Operating income	114.1	36.4
Pension settlement	0.7	—
Interest expense, net	6.0	8.7
Other expense (income), net	1.0	1.2
Income from continuing operations before income taxes	106.4	26.5
Provision for income taxes	22.2	14.0
Income from continuing operations	84.2	12.5
Discontinued Operations:
Loss from discontinued operations before income taxes	—	—
Income tax benefit	—	(0.4)
Income from discontinued operations	—	0.4
Net income	$84.2	$12.9

Earnings per share – Basic:
Income from continuing operations	$2.22	$0.33
Income from discontinued operations	—	0.01
Net income	$2.22	$0.34
Earnings per share – Diluted:
Income from continuing operations	$2.20	$0.32
Income from discontinued operations	—	0.01
Net income	$2.20	$0.33

Weighted Average Number of Shares Outstanding - Basic	38.0	38.4
Weighted Average Number of Shares Outstanding - Diluted	38.2	38.7

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

(Amounts in millions)	For the Three Months Ended March 31,
	2021	2020
Net income	$84.2	$12.9
Other comprehensive income (loss):
Foreign currency translation adjustments	(2.5)	(20.3)
Net change in pension and post-retirement liabilities	(3.0)	(0.8)
Reclassification of pension and post-retirement benefit losses into earnings	2.2	1.5
Pension settlement	0.7	—
Net change in fair value of cash flow hedges	9.6	(14.6)
Reclassification of cash flow hedge (gains) losses into earnings	(4.4)	1.2
Other comprehensive income (loss) before taxes	2.6	(33.0)
Tax (expense) benefit	(4.6)	3.7
Other comprehensive income (loss), net of tax	(2.0)	(29.3)
Comprehensive income (loss)	$82.2	$(16.4)
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three months ended March 31, 2021 and 2020 (Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the three months ended March 31, 2021)					Shares	Amount
Balance as of December 31, 2020	$0.9	$1,113.2	$2,385.8	$(97.2)	48.8	$(3,419.8)	$(17.1)
Net income	—	—	84.2	—	—	—	84.2
Dividends, $0.77 per share	—	—	(29.1)	—	—	—	(29.1)
Foreign currency translation adjustments	—	—	—	(2.5)	—	—	(2.5)
Pension and post-retirement liability changes, net of tax expense of $3.5	—	—	—	(3.6)	—	—	(3.6)
Stock-based compensation expense	—	8.5	—	—	—	—	8.5
Change in cash flow hedges, net of tax expense of $1.1	—	—	—	4.1	—	—	4.1
Treasury shares reissued for common stock	—	(1.4)	—	—	—	2.2	0.8
Treasury stock purchases	—	(30.0)	—	—	0.6	(176.0)	(206.0)
Balance as of March 31, 2021	$0.9	$1,090.3	$2,440.9	$(99.2)	49.4	$(3,593.6)	$(160.7)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the three months ended March 31, 2020)					Shares	Amount
Balance as of December 31,2019	$0.9	$1,093.5	$2,148.7	$(103.8)	48.6	$(3,309.5)	$(170.2)
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-13)	—	—	(1.3)	—	—	—	(1.3)
Net income	—	—	12.9	—	—	—	12.9
Dividends, $0.77 per share	—	—	(29.4)	—	—	—	(29.4)
Foreign currency translation adjustments	—	—	—	(20.3)	—	—	(20.3)
Pension and post-retirement liability changes, net of tax expense of $0.2	—	—	—	0.6	—	—	0.6
Stock-based compensation expense	—	3.7	—	—	—	—	3.7
Change in cash flow hedges, net of tax benefit of $3.9	—	—	—	(9.6)	—	—	(9.6)
Treasury shares reissued for common stock	—	(2.0)	—	—	(0.1)	2.8	0.8
Treasury stock purchases	—	—	—	—	0.4	(105.5)	(105.5)
Balance as of March 31, 2020	$0.9	$1,095.2	$2,130.9	$(133.1)	48.9	$(3,412.2)	$(318.3)

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

(Amounts in millions)	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$84.2	$12.9
Adjustments to reconcile net income to net cash used in operating activities:
Income from equity method investments	(3.3)	(2.9)
Restructuring charges, net of cash paid	0.3	0.1
Provision for credit losses	2.0	1.2
Unrealized (gains) losses, net on derivative contracts	(0.2)	1.5
Stock-based compensation expense	8.5	3.7
Depreciation and amortization	17.4	19.0
Deferred income taxes	1.0	8.8
Pension expense	3.0	2.7
Pension contributions	(0.4)	(0.6)
Other items, net	(0.1)	0.2
Changes in assets and liabilities:
Accounts and notes receivable	(77.5)	(18.7)
Inventories	(62.5)	(71.0)
Other current assets	(9.5)	(0.7)
Accounts payable	41.2	(8.7)
Accrued expenses	(41.8)	(33.0)
Income taxes payable / receivable, net	14.0	(17.3)
Leases, net	(0.7)	0.1
Other, net	6.9	3.9
Net cash used in operating activities	(17.5)	(98.8)
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	0.4	0.1
Purchases of property, plant and equipment	(24.7)	(24.7)
Proceeds from (purchases of) short-term investments	0.5	(1.1)
Net cash used in investing activities	(23.8)	(25.7)
Cash flows from financing activities:
Asset securitization borrowings	155.0	—
Asset securitization payments	—	(70.0)
Long-term debt payments	(2.9)	(2.6)
Borrowings from credit facility	202.0	682.5
Payments on credit facility	(165.0)	(342.5)
Proceeds from employee stock purchases	0.9	0.8
Repurchases of common stock	(200.0)	(100.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(6.0)	(5.5)
Cash dividends paid	(29.5)	(29.7)
Net cash (used in) provided by financing activities	(45.5)	133.0
(Decrease) increase in cash and cash equivalents	(86.8)	8.5
Effect of exchange rates on cash and cash equivalents	(1.6)	(6.7)
Cash and cash equivalents, beginning of period	123.9	37.3
Cash and cash equivalents, end of period	$35.5	$39.1

Supplemental disclosures of cash flow information:
Interest paid	$5.5	$6.8
Income taxes paid (net of refunds)	$8.2	$21.3
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we," "our," "us," "LII," or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of March 31, 2021, the accompanying unaudited Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, the accompanying unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020, the accompanying unaudited Consolidated Statements of Stockholders' Deficit for the three months ended March 31, 2021 and 2020, and the accompanying unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Impact of COVID-19 Pandemic

A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has disrupted our business operations and caused a significant unfavorable impact on our results of operations in 2020. The COVID-19 pandemic has resulted in supply chain disruptions and higher employee absenteeism in our factories and distribution locations.

As the COVID-19 pandemic continues, health concern risks remain, and we cannot predict whether any of our manufacturing, operational or distribution facilities will experience disruptions, or how long such disruptions would last. It also remains unclear how various national, state, and local governments will react if the distribution of vaccines is slower than expected or new variants of the virus become more dominant. If the COVID-19 pandemic worsens or the pandemic continues longer than presently expected, COVID 19 could impact our results of operations, financial position and cash flows.

Recently Adopted Accounting Guidance

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-02, in an effort to reduce complexity in accounting for income taxes, removes certain exceptions for measuring intraperiod tax allocations, foreign subsidiary equity method investments and interim period tax losses. ASU 2019-12 is effective for calendar year-end public business entities on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on our financial statements.

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

Segment Data

Net sales and segment profit (loss) for each segment, along with a reconciliation of segment profit (loss) to Operating income, are shown below (in millions):

	For the Three Months Ended March 31,
	2021	2020
Net sales
Residential Heating & Cooling	$606.3	$442.1
Commercial Heating & Cooling	199.2	178.4
Refrigeration	125.0	103.3
	$930.5	$723.8

Segment profit (loss) (1)
Residential Heating & Cooling	$96.4	$32.5
Commercial Heating & Cooling	27.4	18.7
Refrigeration	7.9	0.7
Corporate and other	(16.0)	(14.3)
Total segment profit	115.7	37.6
Reconciliation to Operating income:
Loss from natural disasters, net of insurance recoveries	—	1.6
Items in (Gains) losses and other expenses, net that are excluded from segment profit (loss) (1)	1.5	(0.9)
Restructuring charges	0.1	0.5
Operating income	$114.1	$36.4
(1) We define segment profit (loss) as a segment's operating income included in the accompanying Consolidated Statements of Operations, excluding:
◦The following items in Losses (gains) and other expenses, net:
▪Net change in unrealized (gains) losses on unsettled futures contracts,
▪Special legal contingency charges,
▪Asbestos-related litigation,
▪Environmental liabilities,
▪Charges incurred related to COVID-19 pandemic; and
▪Other items, net,
◦Loss from natural disasters, net of insurance recoveries; and
◦Restructuring charges.

3. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share for Income from continuing operations were as follows (in millions, except per share data):

	For the Three Months Ended March 31,
	2021	2020
Net income	$84.2	$12.9
Exclude: Income from discontinued operations	—	(0.4)
Income from continuing operations	$84.2	$12.5

Weighted-average shares outstanding – basic	38.0	38.4
Add: Potential effect of dilutive securities attributable to stock-based payments	0.2	0.3
Weighted-average shares outstanding – diluted	38.2	38.7

Earnings per share – Basic:
Income from continuing operations	$2.22	$0.33
Income from discontinued operations	—	0.01
Net income	$2.22	$0.34

Earnings per share – Diluted:
Income from continuing operations	$2.20	$0.32
Income from discontinued operations	—	0.01
Net income	$2.20	$0.33

The following stock appreciation rights and restricted stock units were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Three Months Ended March 31,
	2021	2020
Weighted-average number of shares	0.1	0.3
Price per share	$278.00	$214.63-$270.83

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

Many of our lease agreements contain renewal options; however, we do not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that we are reasonably certain of renewing the lease at inception or when a triggering event occurs. Some of our lease agreements contain rent escalation clauses (including index-based escalations), rent holidays, capital improvement funding or other lease concessions. We recognize our minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. We amortize this expense over the term of the lease beginning with the date of initial possession. Variable lease components represent amounts that are not fixed in nature and are not tied to an index or rate, and are recognized as incurred. Under certain of our third-party service agreements, we control a specific space or underlying asset used in providing the service by the third-party service provider. These arrangements meet the definition under ASC 842 and therefore are accounted for under ASC 842.

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

Product Warranties and Product Related Contingencies

We provide warranties to customers for some of our products and record liabilities for the estimated future warranty-related costs based on failure rates, cost experience and other factors. We periodically review the assumptions used to determine the product warranty liabilities and will adjust the liabilities in future periods for changes in experience, as necessary.

Liabilities for estimated product warranty costs related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of March 31, 2021	As of December 31, 2020
Accrued expenses	$38.8	$37.7
Other liabilities	85.0	82.1
Total warranty liability	$123.8	$119.8
The changes in product warranty liabilities related to continuing operations for the three months ended March 31, 2021 were as follows (in millions):

Total warranty liability as of December 31, 2020	$119.8
Warranty claims paid	(7.0)
Changes resulting from issuance of new warranties	9.8
Changes in estimates associated with pre-existing liabilities	1.3
Changes in foreign currency translation rates and other	(0.1)
Total warranty liability as of March 31, 2021	$123.8
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

	For the Three Months Ended March 31,
	2021	2020
Loss (gain) for asbestos-related litigation, net	$1.1	$(1.7)

It is management's opinion that none of these claims or lawsuits or any threatened litigation will have a material adverse effect on our financial condition, results of operations or cash flows. Claims and lawsuits, however, involve uncertainties and it is possible that their eventual outcome could adversely affect our results of operations for a particular period.

5. Stock Repurchases:

Our Board of Directors have authorized a total of $3 billion to repurchase shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $500 million share repurchase authorization in December 2019. Under this program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. As of March 31, 2021, $246 million of shares may be repurchased under the Share Repurchase Plans.

On February 4, 2021, we entered into a Fixed Dollar Accelerated Share Repurchase Transaction (the "ASR Agreement") with Wells Fargo Bank, to effect an accelerated stock buyback of the Company's common stock. Under the ASR Agreement, we paid Wells Fargo Bank $200.0 million and Wells Fargo Bank delivered to us 0.6 million shares of common stock representing approximately 85% of the shares expected to be purchased under the ASR Agreement. The ASR was completed in April 2021 and Wells Fargo Bank delivered an additional 0.1 million shares of common stock for a total of 0.7 million shares of common stock repurchased under this ASR Agreement.

We also repurchased shares for $6.0 million during the three months ended March 31, 2021 from employees who tendered their shares to satisfy minimum tax withholding obligations upon the vesting and exercise of stock-based compensation awards.

6. Revenue Recognition:

The following table disaggregates our revenue by business segment by geography which provides information as to the major source of revenue. See Note 2 for additional information on our reportable business segments and the products and services sold in each segment.

	For the Three Months Ended March 31, 2021
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$558.8	$182.3	$75.6	$816.7
Canada	47.5	16.9	—	64.4
Other international	—	—	49.4	49.4
Total	$606.3	$199.2	$125.0	$930.5

	For the Three Months Ended March 31, 2020
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$412.4	$161.1	$59.5	$633.0
Canada	29.7	17.1	—	46.8
Other international	—	0.2	43.8	44.0
Total	$442.1	$178.4	$103.3	$723.8

Residential Heating & Cooling - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox stores or to independent distributors. For the three months ended March 31, 2021 and 2020, direct sales represented 67% and 73% of revenues, and sales to independent distributors represented the remainder. Given the nature of our business, customer product orders are fulfilled at a point in time and not over a period of time.

Commercial Heating & Cooling - In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. These products are distributed primarily through commercial contractors and directly to national account customers in the planned replacement, emergency replacement and new construction markets. Revenue for the products sold is recognized at a point in time when control transfers to the customer, which is generally at time of shipment. Lennox National Account Services provides installation, service and preventive maintenance for HVAC national account customers in the United States and Canada. Revenue related to service contracts is recognized as the services are performed under the contract based on the relative fair value of the services provided. For the three months ended March 31, 2021 and 2020, equipment sales represented 83% and 84% of revenues and the remainder of our revenue was generated from our service business.

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

Net contract assets (liabilities) consisted of the following:

	March 31, 2021	December 31, 2020	$ Change	% Change
Contract liabilities - current	$(8.2)	$(5.5)	$(2.7)	49.1%
Contract liabilities - noncurrent	(5.5)	(5.6)	0.1	(1.8)%
Total	$(13.7)	$(11.1)	$(2.6)

For the three months ended March 31, 2021 and 2020, we recognized revenue of $1.6 million and $1.5 million related to our contract liabilities at January 1, 2021 and 2020, respectively. Impairment losses recognized in our receivables and contract assets were de minimis for the three months ended March 31, 2021 and 2020.

7. Other Financial Statement Details:
Inventories:
The components of inventories are as follows (in millions):

	As of March 31, 2021	As of December 31, 2020
Finished goods	$321.8	$280.1
Work in process	6.3	6.5
Raw materials and parts	228.8	207.8
Subtotal	556.9	494.4
Excess of current cost over last-in, first-out cost	(54.6)	(55.0)
Total inventories, net	$502.3	$439.4

Goodwill:
The changes in the carrying amount of goodwill in 2021, in total and by segment, are summarized in the table below (in millions):

	Balance at December 31, 2020	Changes in foreign currency translation rates	Balance at March 31, 2021
Residential Heating & Cooling	$26.1	$—	$26.1
Commercial Heating & Cooling	61.1	—	61.1
Refrigeration	99.7	(0.2)	99.5
Total Goodwill	$186.9	$(0.2)	$186.7

We monitor our reporting units for indicators of impairment throughout the year to determine if a change in facts or circumstances warrants a re-evaluation of our goodwill. We have not recorded any goodwill impairments for the three months ended March 31, 2021.

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

Cash Flow Hedges

We have foreign exchange forward contracts and commodity futures contracts designated as cash flow hedges that are scheduled to mature through August 2022. Unrealized gains or losses from our cash flow hedges are included in Accumulated other comprehensive loss (“AOCL”) and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities and foreign currencies at the settlement dates. We recorded the following amounts in AOCL related to our cash flow hedges (in millions):

	As of March 31, 2021	As of December 31, 2020
Unrealized gains on unsettled contracts	$(15.7)	$(10.5)
Income tax expense	3.4	2.3
Gains included in AOCL, net of tax (1)	$(12.3)	$(8.2)
(1) Assuming commodity prices and foreign currency exchange rates remain constant, we expect to reclassify $11.5 million of derivative gains into earnings within the next 12 months.

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

	For the Three Months Ended March 31,
	2021	2020
Stock-based compensation expense (1)	$8.5	$3.7
(1) All expense was recorded in our Corporate and Other business segment.

8. Pension Benefit Plans:

The components of net periodic benefit cost for pension benefits were as follows (in millions):

	For the Three Months Ended March 31,
	2021	2020
Service cost	$1.5	$1.4
Interest cost	1.5	1.8
Expected return on plan assets	(2.7)	(2.2)
Amortization of prior service cost	0.1	—
Recognized actuarial loss	2.1	1.5
Other	(0.2)	—
Settlements and curtailments	0.7	—
Net periodic benefit cost	$3.0	$2.5

9. Income Taxes:

As of March 31, 2021, we had approximately $3.3 million in total gross unrecognized tax benefits. Of this amount $3.3 million, if recognized, would be recorded through the Consolidated Statements of Operations.

We are currently under examination for our U.S. federal income taxes under the Internal Revenue Service's Compliance Assurance Program for 2019 and 2020 and are subject to examination by numerous other taxing authorities in the U.S. and in foreign jurisdictions. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years prior to 2014.

10. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	As of March 31, 2021	As of December 31, 2020
Current maturities of long-term debt:
Asset securitization program	$155.0	$—
Finance lease obligations	10.1	10.1
Debt issuance costs	(0.1)	(0.2)
Total current maturities of long-term debt	$165.0	$9.9
Long-Term Debt:
Finance lease obligations	28.9	29.3
Domestic credit facility	37.0	—
Senior unsecured notes	950.0	950.0
Debt issuance costs	(8.0)	(8.6)
Total long-term debt	$1,007.9	$970.7
Total debt	$1,172.9	$980.6

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist in financing seasonal borrowing needs for our foreign locations. We had no outstanding foreign obligations as of March 31, 2021 or December 31, 2020 and there were no borrowings and repayments on these facilities for the three months ended March 31, 2021 or March 31, 2020.

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

	As of March 31, 2021	As of December 31, 2020
Eligible amount available under the ASP on qualified accounts receivable	$240.7	$279.1
Less: Beneficial interest transferred	(155.0)	—
Remaining amount available	$85.7	$279.1

We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on either the average LIBOR rate or floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.70%. The average rates as of March 31, 2021 and December 31, 2020 were 0.82% and zero%, respectively. The unused fee is based on 101% of the maximum available amount less the beneficial interest transferred and is calculated at a rate ranging between 0.25% and 0.35%, depending on the available borrowings, throughout the term of the agreement. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Seventh Amended and Restated Credit Facility Agreement ("Domestic Credit Facility"), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Domestic Credit Facility. The participating financial institutions have investment grade credit ratings. As of March 31, 2021, we believe we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Credit Facility

The amended Domestic Credit Facility currently consists of a $750.0 million unsecured revolving credit facility that matures in August 2022. Under our Domestic Credit Facility, we had outstanding borrowings of $37.0 million as well as $2.2 million committed to standby letters of credit as of March 31, 2021. Subject to covenant limitations, $710.8 million was available for future borrowings. The revolving credit facility includes a subfacility for swingline loans of up to $65.0 million.

Our weighted average borrowing rate on the facility was as follows:

	As of March 31, 2021	As of December 31, 2020
Weighted average borrowing rate	1.63%	—%
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

If any event of default occurs and is continuing, lenders with a majority of the aggregate commitments may require the administrative agent to terminate our right to borrow under our Domestic Credit Facility and accelerate amounts due under our Domestic Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of March 31, 2021, we believe we were in compliance with all covenant requirements.

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

All the Notes are guaranteed, on a senior unsecured basis, by certain of our subsidiaries that guarantee indebtedness under our Domestic Credit Facility. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of March 31, 2021, we believe we were in compliance with all covenant requirements.

11. Comprehensive Income (Loss):

The following table provides information on items not reclassified in their entirety from AOCL to Net income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended March 31,		Affected Line Item(s) in the Consolidated Statements of Operations
	2021	2020
(Losses) Gains on Cash Flow Hedges:
Derivatives contracts	$4.4	$(1.2)	Cost of goods sold; Losses (gains) and other expenses, net
Income tax benefit	(1.0)	0.3	Provision for income taxes
Net of tax	$3.4	$(0.9)

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(2.2)	$(1.5)	Cost of goods sold; Selling, general and administrative expenses
Pension settlement	(0.7)	—	Pension settlement
Income tax benefit	0.7	0.3	Provision for income taxes
Net of tax	$(2.2)	$(1.2)

Total reclassifications from AOCL	$1.2	$(2.1)

The following table provides information on changes in AOCL, by component (net of tax), for the three months ended March 31, 2021 (in millions):

	Gains (Losses) on Cash Flow Hedges	Share of equity method investments other comprehensive income	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2020	$8.2	$(1.2)	$(82.7)	$(21.5)	$(97.2)
Other comprehensive income (loss) before reclassifications	7.5	—	(5.8)	(2.5)	(0.8)
Amounts reclassified from AOCL	(3.4)	—	2.2	—	(1.2)
Net other comprehensive income (loss)	4.1	—	(3.6)	(2.5)	(2.0)
Balance as of March 31, 2021	$12.3	$(1.2)	$(86.3)	$(24.0)	$(99.2)

12. Fair Value Measurements:

Fair Value Hierarchy

The methodologies used to determine the fair value of our financial assets and liabilities at March 31, 2021 were the same as those used at December 31, 2020.

Assets and Liabilities Carried at Fair Value on a Recurring Basis

Derivatives were classified as Level 2 and primarily valued using estimated future cash flows based on observed prices from exchange-traded derivatives. We also considered the counterparty's creditworthiness, or our own creditworthiness, as appropriate. Adjustments were recorded to reflect the risk of credit default, however, they were insignificant to the overall value of the derivatives. Refer to Note 7 for more information related to our derivative instruments.

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

	As of March 31, 2021	As of December 31, 2020
Senior unsecured notes	$959.9	$971.6

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

In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise, except as required by law.

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

Impact of COVID-19 Pandemic

A novel strain of coronavirus (“COVID-19”) surfaced in late 2019 and has spread around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has disrupted our business operations and caused a significant unfavorable impact on our results of operations in 2020. The COVID-19 pandemic has resulted in supply chain disruptions and higher employee absenteeism in our factories and distribution locations.

As the COVID-19 pandemic continues, health concern risks remain, and we cannot predict whether any of our manufacturing, operational or distribution facilities will experience disruptions, or how long such disruptions would last. It also remains unclear how various national, state, and local governments will react if the distribution of vaccines is slower than expected or new variants of the virus become more dominant. If the COVID-19 pandemic worsens or the pandemic continues longer than presently expected, COVID 19 could impact our results of operations, financial position and cash flows.

Financial Overview

Results for the first quarter of 2021 were driven by year over year sales and profit increases across all of our business segments. The Residential Heating & Cooling segment saw a 37% increase in net sales and a $64 million increase in segment profit. The Commercial Heating & Cooling segment had a 12% increase in net sales and a $9 million increase in segment profit. The Refrigeration segment had a 21% increase in net sales and a $7 million increase in segment profit.

Financial Highlights

•Net sales increased $207 million to $931 million in the first quarter of 2021 driven by net volume increases and favorable price and mix.
•Operating income in the first quarter of 2021 increased $78 million to $114 million primarily driven by higher net sales and an improved gross margin percentage partially offset by higher SG&A costs.
•Net income for the first quarter of 2021 increased $71 million to $84 million.
•Diluted earnings per share from continuing operations were $2.20 per share in the first quarter of 2021 compared to $0.32 per share in the first quarter of 2020.
•For the three months ended March 31, 2021, we returned $30 million to shareholders through dividend payments and repurchased $200 million of common stock through our share repurchase program.

First Quarter of 2021 Compared to First Quarter of 2020 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended March 31,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2021	2020		2021	2020
Net sales	$930.5	$723.8	28.6%	100.0%	100.0%
Cost of goods sold	674.0	558.1	(20.8)	72.4	77.1
Gross profit	256.5	165.7	54.8	27.6	22.9
Selling, general and administrative expenses	145.3	131.1	(10.8)	15.6	18.1
Losses (gains) and other expenses, net	0.3	(1.0)	(130.0)	—	(0.1)
Restructuring charges	0.1	0.5	80.0	—	0.1
Loss from natural disasters, net of insurance recoveries	—	1.6	100.0	—	0.2
Income from equity method investments	(3.3)	(2.9)	13.8	(0.4)	(0.4)
Operating income	$114.1	$36.4	213.5%	12.3%	5.0%

Net Sales

Net sales increased 29% in the first quarter of 2021 compared to the first quarter of 2020 driven by higher sales volumes of 25%, favorable combined price and mix of 3% and favorable foreign currency of 1%.

Gross Profit

Gross profit margin in the first quarter of 2021 increased 470 basis points ("bps") to 27.6% compared to 22.9% in the first quarter of 2020. We saw margin increases of 300 bps from favorable price and mix, 90 bps from sourcing and engineering-led cost reductions, 80 bps from lower other product costs, 40 bps from improved freight and distribution costs, and 10 bps from foreign currency which were partially offset by 30 bps due to unfavorable commodity costs and 20 bps from unfavorable product warranty costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") increased $14 million to $145 million in the first quarter of 2021 compared to $131 million in the first quarter of 2020 due to higher incentive compensation and other employee costs. As a percentage of net sales, SG&A decreased 250 bps to 15.6% .
Losses (gains) and Other Expenses, Net

Losses (gains) losses and other expenses, net for the first quarter of 2021 and 2020 included the following (in millions):

	For the Three Months Ended March 31,
	2021	2020
Realized (gains) losses on settled futures contracts	$(0.3)	$0.1
Foreign currency exchange gains	(0.3)	(0.5)
(Gain) loss on disposal of fixed assets	(0.3)	0.1
Other operating (income) loss	(0.3)	0.2
Net change in unrealized (gains) losses on unsettled futures contracts	(0.2)	0.6
Special legal contingency charges	0.2	—
Asbestos-related litigation	1.1	(1.7)
Environmental liabilities	0.6	0.2
Charges incurred related to COVID-19 pandemic	0.6	—
Other items, net	(0.8)	—
Losses (gains) and other expenses, net (pre-tax)	$0.3	$(1.0)

The net change in unrealized (gains) losses on unsettled futures contracts was due to changes in commodity prices relative to the unsettled futures contract prices. For more information on our futures contracts, see Note 7 in the Notes to the Consolidated Financial Statements. For more information on special legal contingency charges and asbestos-related litigation, see Note 4 in the Notes to the Consolidated Financial Statements. The environmental liabilities related to estimated remediation costs for contamination at some of our facilities.

Restructuring Charges

Restructuring charges were insignificant in the first quarter of 2021 and related to ongoing cost reduction actions taken in prior periods.

Gains and Losses related to Natural Disasters

The insignificant charges recorded during 2021 and 2020 relate to continuing costs related to natural disasters that occurred in prior years.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownership, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. Income from equity method investments of $3 million in the first quarter of 2021 was up slightly compared to the first quarter of 2020.

Interest Expense, net

Interest expense, net was down $3 million to $6 million in the first quarter of 2021 from $9 million in the first quarter of 2020 due to lower borrowing costs and less outstanding debt.

Income Taxes

Our effective tax rate was 20.9% for the first quarter of 2021 compared to 52.8% for the first quarter of 2020. The rate decreased primarily due to the recording of a valuation allowance on certain foreign deferred tax assets in 2020. We expect our annual effective tax rate in 2021 to be between 20% and 21%, after excluding the impacts of excess tax benefits recorded under ASU No. 2016-09.

First Quarter of 2021 Compared to First Quarter of 2020 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the first quarter of 2021 and 2020 (dollars in millions):

	For the Three Months Ended March 31,
	2021	2020	Difference	% Change
Net sales	$606.3	$442.1	$164.2	37.1%
Profit	$96.4	$32.5	$63.9	196.6%
% of net sales	15.9%	7.4%
Net sales increased 37% in the first quarter of 2021 compared to the first quarter of 2020. Sales volumes increased 32% and combined price and mix increased 5%.

Segment profit in 2021 increased $64 million compared to 2020 due to $46 million from volume, $10 million of factory productivity, $8 million of combined price and mix, $6 million of engineering and sourcing led cost reductions, $3 million of lower freight and distribution expense, and $1 million favorable foreign currency exchange rates. Partially offsetting these increases were higher costs from $4 million of commodities and tariffs, $3 million of other product costs, and $3 million higher SG&A.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the first quarter of 2021 and 2020 (dollars in millions):

	For the Three Months Ended March 31,
	2021	2020	Difference	% Change
Net sales	$199.2	$178.4	$20.8	11.7%
Profit	$27.4	$18.7	$8.7	46.5%
% of net sales	13.8%	10.5%

Net sales increased 12% in the first quarter of 2021 compared to the first quarter of 2020. Sales volumes increased 15% and foreign currency was 1% favorable partially offset by unfavorable mix of 4%.

Segment profit in 2021 increased $9 million compared to 2020 due to $8 million from volume, $1 million of engineering and sourcing led cost reductions, and $1 million of lower SG&A. Partially offsetting these increases was $1 million unfavorable mix.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the first quarter of 2021 and 2020 (dollars in millions):

	For the Three Months Ended March 31,
	2021	2020	Difference	% Change
Net sales	$125.0	$103.3	$21.7	21.0%
Profit	$7.9	$0.7	$7.2	1,028.6%
% of net sales	6.3%	0.7%

Net sales increased 21% in the first quarter of 2021 compared to the first quarter of 2020. Sales volumes increased 15%, foreign currency was 4% favorable, and combined price and mix were 2% higher.
Segment profit in 2021 increased $7 million compared to 2020 due to $5 million from volume, $3 million of combined price and mix, $2 million of engineering and sourcing led cost reductions, and $1 million of factory productivity. Partially offsetting these increases was $3 million of SG&A and $1 million of other product costs and tariffs.

Corporate and Other

Corporate and other expenses increased $2 million in the first quarter of 2021 compared to the first quarter of 2020 due to $4 million related to the timing of long-term incentive compensation and other employee costs. These increases in expense were partially offset by $1 million of favorable foreign currency and $1 million of income from equity method investments and other cost reductions.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the three months ended March 31, 2021 and 2020 (in millions):

	For the Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(17.5)	$(98.8)
Net cash used in investing activities	(23.8)	(25.7)
Net cash (used in) provided by financing activities	(45.5)	133.0

Net Cash Used in Operating Activities - The net cash used in operating activities in the three months ended March 31, 2021 and 2020 reflects the seasonal increase in working capital requirements. The change in net cash used in operating activities for the three months ended March 31, 2021 compared to the same period in 2020 reflects an increase in operating income and changes in working capital.

Net Cash Used in Investing Activities - Capital expenditures were $25 million in the three months ended March 31, 2021 compared to $25 million in the same period of 2020. Capital expenditures in 2021 were primarily related to the expansion of manufacturing capacity and equipment, and investments in systems and software to support the overall enterprise.

Net Cash (Used in) provided by Financing Activities - Net cash (used in) provided by financing activities in the three months ended March 31, 2021 changed to a net use of cash of $46 million compared to a net cash inflow of $133 million in the same period of 2020. The change was primarily due to lower net borrowings and increased share repurchases in the current year compared to the prior year. We repurchased $200 million of shares for the three months ended March 31, 2021 and returned $30 million to shareholders through dividend payments. For additional information on share repurchases, refer to Note 5 in the Notes to the Consolidated Financial Statements.

Debt Position

The following table details our lines of credit and financing arrangements as of March 31, 2021 (in millions):

Outstanding Borrowings
Current maturities of long-term debt:
Asset securitization program (2)	$155.0
Finance lease obligations	10.1
Debt issuance costs	(0.1)
Total current maturities of long-term debt	$165.0
Long-term debt:
Finance lease obligations	28.9
Domestic credit facility (1)	37.0
Senior unsecured notes	950.0
Debt issuance costs	(8.0)
Total long-term debt	1,007.9
Total debt	$1,172.9

(1) The available future borrowings on our domestic credit facility are $710.8 million, after being reduced by the outstanding borrowings and $2.2 million in outstanding standby letters of credit. The domestic credit facility matures in August 2022.
(2) The maximum securitization amount ranges from $250.0 million to $400.0 million, depending on the period. The maximum capacity of the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP. Refer to Note 10 in the Notes to the Consolidated Financial Statements for more information.

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio decreased to 115.9% at March 31, 2021 from 102.0% at December 31, 2020.

As of March 31, 2021, our senior credit ratings were Baa3 with a stable outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $36 million, future cash generated from operations and available future borrowings are sufficient to fund operations, planned capital expenditures, future contractual obligations, potential share repurchases and dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $36 million as of March 31, 2021 was $22 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. An actual repatriation in the future from our non-U.S. subsidiaries could be subject to foreign withholding taxes and U.S. state taxes.
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

The following combined Parent and Guarantor Subsidiaries financial information is presented as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and the year ended December 31, 2020 (in millions):

	As of March 31, 2021	As of December 31, 2020
Current assets	$557.7	$538.1
Non-current assets	$2,896.6	$2,975.5
Current liabilities	$578.0	$588.0
Non-current liabilities	$1,356.5	$1,318.7
Amounts due to non-guarantor subsidiaries	$(334.5)	$(303.8)

	For the Three Months Ended March 31, 2021	For the Year Ended December 31, 2020
Net sales	$855.0	$3,358.0
Gross profit	$229.2	$981.5
Income from continuing operations	$187.3	$721.7
Net income	$187.3	$721.7
Net sales to non-guarantor subsidiaries	$53.1	$245.5

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting LII, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Our exposure to market risk has not changed materially since December 31, 2020.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or results of operations. There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and in Form 10-Q for the quarter ended March 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In the first quarter of 2021, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans (in millions) (2)
January 1 through February 6	624,962	$272.78	623,236	$246.0
February 7 through February 27	1,157	$285.63	—	$246.0
February 28 through March 31	17,184	$303.47	—	$246.0
	643,303		623,236

(1) Includes 20,067 shares of common stock we repurchased in January, February and March of 2021 surrendered to LII to satisfy employee tax-withholding obligations in connection with the exercise of long-term incentive awards.
(2) After $200.0 million related to the repurchase under the ASR agreement executed in February 2021. The stock repurchase were executed pursuant to a previously announced repurchase plan. See Note 5 in the Notes to the Consolidated Financial Statement for further details.

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

Date: April 26, 2021