Form 10-Q
period 2021-06-30
LENNOX INTERNATIONAL INC
filed 2021-07-26
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of July 16, 2021, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 37,166,641.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three and six months ended June 30, 2021

i

Part I - Financial Information
Item 1. Financial Statements

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Amounts in millions, except shares and par values)	As of June 30, 2021	As of December 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$44.5	$123.9
Short-term investments	2.8	5.1
Accounts and notes receivable, net of allowances of $10.4 and $9.6 in 2021 and 2020, respectively	692.5	448.3
Inventories, net	433.8	439.4
Other assets	86.8	70.9
Total current assets	1,260.4	1,087.6
Property, plant and equipment, net of accumulated depreciation of $907.7 and $880.6 in 2021 and 2020, respectively	476.0	464.3
Right-of-use assets from operating leases	183.3	194.4
Goodwill	186.8	186.9
Deferred income taxes	12.1	13.2
Other assets, net	86.1	86.1
Total assets	$2,204.7	$2,032.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt	$265.9	$9.9
Current operating lease liabilities	54.6	55.0
Accounts payable	404.9	340.3
Accrued expenses	332.4	296.1
Total current liabilities	1,057.8	701.3
Long-term debt	977.4	970.7
Long-term operating lease liabilities	131.5	142.8
Pensions	96.9	92.5
Other liabilities	154.4	142.3
Total liabilities	2,418.0	2,049.6
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,128.9	1,113.2
Retained earnings	2,576.6	2,385.8
Accumulated other comprehensive loss	(93.1)	(97.2)
Treasury stock, at cost, 50,006,069 shares and 48,820,969 shares for 2021 and 2020, respectively	(3,826.6)	(3,419.8)
Total stockholders' deficit	(213.3)	(17.1)
Total liabilities and stockholders' deficit	$2,204.7	$2,032.5
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$1,239.0	$941.3	$2,169.4	$1,665.1
Cost of goods sold	855.8	665.6	1,529.7	1,223.7
Gross profit	383.2	275.7	639.7	441.4
Operating Expenses:
Selling, general and administrative expenses	167.8	129.5	313.2	260.8
Losses (gains) and other expenses, net	2.3	3.6	2.6	2.3
Restructuring charges	1.2	10.0	1.3	10.5
Loss from natural disasters, net of insurance recoveries	—	1.0	—	2.7
Income from equity method investments	(4.1)	(4.4)	(7.4)	(7.2)
Operating income	216.0	136.0	330.0	172.3
Pension settlement	—	—	0.7	—
Interest expense, net	6.4	6.9	12.3	15.6
Other expense (income), net	0.9	1.1	1.9	2.2
Income from continuing operations before income taxes	208.7	128.0	315.1	154.5
Provision for income taxes	38.7	27.4	60.9	41.4
Income from continuing operations	170.0	100.6	254.2	113.1
Discontinued Operations:
Loss from discontinued operations before income taxes	—	(0.8)	—	(0.8)
Income tax benefit	—	(0.2)	—	(0.6)
Loss from discontinued operations	—	(0.6)	—	(0.2)
Net income	$170.0	$100.0	$254.2	$112.9

Earnings per share – Basic:
Income from continuing operations	$4.55	$2.63	$6.74	$2.95
Loss from discontinued operations	—	(0.01)	—	—
Net income	$4.55	$2.62	$6.74	$2.95
Earnings per share – Diluted:
Income from continuing operations	$4.51	$2.62	$6.70	$2.93
Loss from discontinued operations	—	(0.02)	—	—
Net income	$4.51	$2.60	$6.70	$2.93

Weighted Average Number of Shares Outstanding - Basic	37.4	38.2	37.7	38.3
Weighted Average Number of Shares Outstanding - Diluted	37.7	38.4	38.0	38.6

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

(Amounts in millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$170.0	$100.0	$254.2	$112.9
Other comprehensive income (loss):
Foreign currency translation adjustments	4.2	2.4	1.6	(17.8)
Net change in pension and post-retirement liabilities	(2.3)	(1.5)	(5.3)	(2.4)
Reclassification of pension and post-retirement benefit losses into earnings	2.1	1.4	4.3	3.0
Pension settlement	—	—	0.7	—
Net change in fair value of cash flow hedges	11.0	6.3	20.6	(8.3)
Reclassification of cash flow hedge (gains) losses into earnings	(9.1)	5.8	(13.5)	7.0
Other comprehensive income (loss) before taxes	5.9	14.4	8.4	(18.5)
Tax benefit (expense)	0.2	(3.0)	(4.3)	0.6
Other comprehensive income (loss), net of tax	6.1	11.4	4.1	(17.9)
Comprehensive income	$176.1	$111.4	$258.3	$95.0
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and six months ended June 30, 2021 and 2020 (Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the three months ended June 30, 2021)					Shares	Amount
Balance as of March 31, 2021	$0.9	$1,090.3	$2,440.9	$(99.2)	49.4	$(3,593.6)	$(160.7)
Net income	—	—	170.0	—	—	—	170.0
Dividends, $0.92 per share	—	—	(34.3)	—	—	—	(34.3)
Foreign currency translation adjustments	—	—	—	4.2	—	—	4.2
Pension and post-retirement liability changes, net of tax benefit of $0.3	—	—	—	0.1	—	—	0.1
Stock-based compensation expense	—	8.9	—	—	—	—	8.9
Change in cash flow hedges, net of tax expense of $0.1	—	—	—	1.8	—	—	1.8
Treasury shares reissued for common stock	—	(0.3)	—	—	(0.1)	1.2	0.9
Treasury stock purchases	—	30.0	—	—	0.7	(234.2)	(204.2)
Balance as of June 30, 2021	$0.9	$1,128.9	$2,576.6	$(93.1)	50.0	$(3,826.6)	$(213.3)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the three months ended June 30, 2020)					Shares	Amount
Balance as of March 31, 2020	$0.9	$1,095.2	$2,130.9	$(133.1)	48.9	$(3,412.2)	$(318.3)
Net income	—	—	100.0	—	—	—	100.0
Dividends, $0.77 per share	—	—	(29.4)	—	—	—	(29.4)
Foreign currency translation adjustments	—	—	—	2.4	—	—	2.4
Pension and post-retirement liability changes, net of tax benefit of $0.1	—	—	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	6.7	—	—	—	—	6.7
Change in cash flow hedges, net of tax expense of $3.1	—	—	—	9.1	—	—	9.1
Treasury shares reissued for common stock	—	0.5	—	—	—	0.3	0.8
Treasury stock purchases	—	—	—	—	—	(0.1)	(0.1)
Balance as of June 30, 2020	$0.9	$1,102.4	$2,201.5	$(121.7)	48.9	$(3,412.0)	$(228.9)

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and six months ended June 30, 2021 and 2020 (Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the six months ended June 30, 2021)					Shares	Amount
Balance as of December 31, 2020	$0.9	$1,113.2	$2,385.8	$(97.2)	48.8	$(3,419.8)	$(17.1)
Net income	—	—	254.2	—	—	—	254.2
Dividends, $1.69 per share	—	—	(63.4)	—	—	—	(63.4)
Foreign currency translation adjustments	—	—	—	1.6	—	—	1.6
Pension and post-retirement liability changes, net of tax expense $3.2	—	—	—	(3.4)	—	—	(3.4)
Stock-based compensation expense	—	17.5	—	—	—	—	17.5
Change in cash flow hedges, net of tax expense of $1.2	—	—	—	5.9	—	—	5.9
Treasury shares reissued for common stock	—	(1.8)	—	—	(0.1)	3.4	1.6
Treasury stock purchases	—	—	—	—	1.3	(410.2)	(410.2)
Balance as of June 30, 2021	$0.9	$1,128.9	$2,576.6	$(93.1)	50.0	$(3,826.6)	$(213.3)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the six months ended June 30, 2020)					Shares	Amount
Balance as of December 31, 2019	$0.9	$1,093.5	$2,148.7	$(103.8)	48.6	$(3,309.5)	$(170.2)
Cumulative effect adjustment upon adoption of new accounting standard (ASC 2016-13)	—	—	(1.3)	—	—	—	(1.3)
Net income	—	—	112.9	—	—	—	112.9
Dividends, $1.54 per share	—	—	(58.8)	—	—	—	(58.8)
Foreign currency translation adjustments	—	—	—	(17.8)	—	—	(17.8)
Pension and post-retirement liability changes, net of tax expense of $0.1	—	—	—	0.5	—	—	0.5
Stock-based compensation expense	—	10.4	—	—	—	—	10.4
Change in cash flow hedges, net of tax benefit of $0.8	—	—	—	(0.6)	—	—	(0.6)
Treasury shares reissued for common stock	—	(1.5)	—	—	(0.1)	3.1	1.6
Treasury stock purchases	—	—	—	—	0.4	(105.6)	(105.6)
Balance as of June 30, 2020	$0.9	$1,102.4	$2,201.5	$(121.7)	48.9	$(3,412.0)	$(228.9)

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

(Amounts in millions)	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$254.2	$112.9
Adjustments to reconcile net income to net cash provided by operating activities:
Income from equity method investments	(7.4)	(7.2)
Dividends from affiliates	3.7	2.5
Restructuring charges, net of cash paid	1.4	5.9
Provision for credit losses	3.5	3.1
Unrealized losses on derivative contracts	0.3	1.1
Stock-based compensation expense	17.5	10.4
Depreciation and amortization	35.6	37.9
Deferred income taxes	(3.6)	6.6
Pension expense	5.4	4.9
Pension contributions	(0.8)	(1.2)
Other items, net	(0.3)	0.7
Changes in assets and liabilities:
Accounts and notes receivable	(248.2)	(151.5)
Inventories	7.0	43.1
Other current assets	(9.7)	(1.1)
Accounts payable	67.4	(66.2)
Accrued expenses	33.7	(11.9)
Income taxes payable / (receivable), net	1.6	10.2
Leases, net	(0.6)	1.5
Other, net	13.8	4.8
Net cash provided by operating activities	174.5	6.5
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	0.6	0.3
Purchases of property, plant and equipment	(45.5)	(43.5)
Proceeds from (purchases of) short-term investments	2.3	(1.1)
Net cash used in investing activities	(42.6)	(44.3)
Cash flows from financing activities:
Short-term debt payments	—	(1.9)
Short-term debt borrowings	—	1.9
Asset securitization borrowings	299.0	91.0
Asset securitization payments	(44.0)	(70.0)
Long-term debt payments	(3.1)	(2.6)
Borrowings from credit facility	753.0	1,060.5
Payments on credit facility	(748.5)	(863.5)
Proceeds from employee stock purchases	1.6	1.6
Repurchases of common stock	(400.0)	(100.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(10.2)	(5.6)
Cash dividends paid	(58.6)	(59.1)
Net cash (used in) provided by financing activities	(210.8)	52.3
(Decrease) increase in cash and cash equivalents	(78.9)	14.5
Effect of exchange rates on cash and cash equivalents	(0.5)	(7.0)
Cash and cash equivalents, beginning of period	123.9	37.3
Cash and cash equivalents, end of period	$44.5	$44.8

Supplemental disclosures of cash flow information:
Interest paid	$11.8	$16.9
Income taxes paid (net of refunds)	$62.6	$22.8
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we," "our," "us," "LII," or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of June 30, 2021, the accompanying unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, the accompanying unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020, the accompanying unaudited Consolidated Statements of Stockholders' Deficit for the three and six months ended June 30, 2021 and 2020, and the accompanying unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Impact of COVID-19 Pandemic

A novel strain of coronavirus (“COVID-19”) has surfaced and spread around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic. Currently the COVID-19 pandemic has disrupted our business operations and caused a significant unfavorable impact on our results of operations in 2020. The COVID-19 pandemic is creating supply chain disruptions and higher employee absenteeism in our factories and distribution locations.

As the COVID-19 pandemic continues, health concern risks remain. We cannot predict whether any of our manufacturing, operational or distribution facilities will experience disruptions, or how long such disruptions would last. It also remains unclear how various national, state, and local governments will react if the distribution of vaccines is slower than expected or new variants of the virus become more dominant. If the COVID-19 pandemic worsens or the pandemic continues longer than presently expected, COVID 19 could impact our results of operations, financial position and cash flows.

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

Segment Data

Net sales and segment profit (loss) for each segment, along with a reconciliation of segment profit (loss) to Operating income, are shown below (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net sales
Residential Heating & Cooling	$838.0	$644.8	$1,444.2	$1,086.9
Commercial Heating & Cooling	252.8	188.3	452.0	366.7
Refrigeration	148.2	108.2	273.2	211.5
	$1,239.0	$941.3	$2,169.4	$1,665.1

Segment profit (loss) (1)
Residential Heating & Cooling	$189.7	$127.3	$286.1	$159.8
Commercial Heating & Cooling	45.3	35.6	72.6	54.3
Refrigeration	13.5	8.9	21.4	9.6
Corporate and other	(26.9)	(18.8)	(42.9)	(33.1)
Total segment profit	221.6	153.0	337.2	190.6
Reconciliation to Operating income:
Special product quality adjustments	—	(1.0)	—	(1.0)
Loss from natural disasters, net of insurance recoveries	—	1.0	—	2.7
Items in Losses (gains) and other expenses, net that are excluded from segment profit (loss) (1)	4.4	7.0	5.9	6.1
Restructuring charges	1.2	10.0	1.3	10.5
Operating income	$216.0	$136.0	$330.0	$172.3
(1) We define segment profit (loss) as a segment's operating income included in the accompanying Consolidated Statements of Operations, excluding:
◦The following items in Losses (gains) and other expenses, net:
▪Net change in unrealized losses (gains) on unsettled futures contracts,
▪Special legal contingency charges,
▪Asbestos-related litigation,
▪Environmental liabilities,
▪Charges incurred related to COVID-19 pandemic; and
▪Other items, net,
◦Special product quality adjustments
◦Loss from natural disasters, net of insurance recoveries; and
◦Restructuring charges.

3. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share for Income from continuing operations were as follows (in millions, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$170.0	$100.0	$254.2	$112.9
Exclude: Income from discontinued operations	—	0.6	—	0.2
Income from continuing operations	$170.0	$100.6	$254.2	$113.1

Weighted-average shares outstanding – basic	37.4	38.2	37.7	38.3
Add: Potential effect of dilutive securities attributable to stock-based payments	0.3	0.2	0.3	0.3
Weighted-average shares outstanding – diluted	37.7	38.4	38.0	38.6

Earnings per share – Basic:
Income from continuing operations	$4.55	$2.63	$6.74	$2.95
Income from discontinued operations	—	(0.01)	—	—
Net income	$4.55	$2.62	$6.74	$2.95

Earnings per share – Diluted:
Income from continuing operations	$4.51	$2.62	$6.70	$2.93
Income from discontinued operations	—	(0.02)	—	—
Net income	$4.51	$2.60	$6.70	$2.93

The following stock appreciation rights and restricted stock units were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Weighted-average number of shares	—	0.5	—	0.5
Price per share	$—	$205.53-$257.08	$—	$205.53-$257.08

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

We lease certain real and personal property under non-cancelable operating leases. Approximately 73% of our right-of-use assets and lease liabilities relate to our leases of real estate with the remaining amounts primarily relating to our leases of IT equipment, fleet vehicles and manufacturing and distribution equipment.

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

Liabilities for estimated product warranty costs related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of June 30, 2021	As of December 31, 2020
Accrued expenses	$38.8	$37.7
Other liabilities	93.0	82.1
Total warranty liability	$131.8	$119.8
The changes in product warranty liabilities related to continuing operations for the six months ended June 30, 2021 were as follows (in millions):

Total warranty liability as of December 31, 2020	$119.8
Warranty claims paid	(15.5)
Changes resulting from issuance of new warranties	24.0
Changes in estimates associated with pre-existing liabilities	3.5
Changes in foreign currency translation rates and other	—
Total warranty liability as of June 30, 2021	$131.8
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Loss (gain) for asbestos-related litigation, net	$1.7	$1.2	$2.8	$(0.5)

It is management's opinion that none of these claims or lawsuits or any threatened litigation will have a material adverse effect on our financial condition, results of operations or cash flows. Claims and lawsuits, however, involve uncertainties and it is possible that their eventual outcome could adversely affect our results of operations for a particular period.

5. Stock Repurchases:

Our Board of Directors has authorized a total of $3.0 billion to repurchase shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $500 million share repurchase authorization in December 2019. Under this program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. As of June 30, 2021, $46 million was available for repurchase under the Share Repurchase Plans.

In July 2021, our Board of Directors authorized an additional $1.0 billion of share repurchases.

On February 4, 2021, we entered into a fixed dollar accelerated share repurchase transaction (the "ASR Agreement") with Wells Fargo Bank, to effect an accelerated stock buyback of the Company's common stock. Under the ASR Agreement, we paid Wells Fargo Bank $200.0 million and Wells Fargo Bank delivered to us common stock representing approximately 85% of the shares expected to be purchased under this ASR Agreement. The ASR was completed in April 2021 and Wells Fargo Bank delivered a total of 0.7 million shares of common stock repurchased under this ASR Agreement.

On May 3, 2021, we entered into an ASR Agreement with Bank of America, to effect an accelerated stock buyback of the Company's common stock. Under the ASR Agreement, we paid Bank of America $200.0 million and Bank of America delivered to us common stock representing approximately 85% of the shares expected to be purchased under this ASR Agreement. The ASR was completed in June 2021 and Bank of America delivered a total of 0.6 million shares of common stock repurchased under this ASR Agreement.

We also repurchased shares for $10.2 million during the six months ended June 30, 2021 from employees who tendered their shares to satisfy minimum tax withholding obligations upon the vesting and exercise of stock-based compensation awards.

6. Revenue Recognition:

The following table disaggregates our revenue by business segment by geography which provides information as to the major source of revenue. See Note 2 for additional information on our reportable business segments and the products and services sold in each segment.

	For the Three Months Ended June 30, 2021
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$763.0	$228.7	$82.2	$1,073.9
Canada	75.0	23.9	—	98.9
Other international	—	0.2	66.0	66.2
Total	$838.0	$252.8	$148.2	$1,239.0

	For the Three Months Ended June 30, 2020
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$603.8	$173.1	$61.3	$838.2
Canada	41.0	15.0	—	56.0
Other international	—	0.2	46.9	47.1
Total	$644.8	$188.3	$108.2	$941.3

	For the Six Months Ended June 30, 2021
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$1,321.8	$411.0	$157.9	$1,890.7
Canada	122.4	40.8	—	163.2
Other international	—	0.2	115.3	115.5
Total	$1,444.2	$452.0	$273.2	$2,169.4

	For the Six Months Ended June 30, 2020
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$1,016.2	$334.3	$120.8	$1,471.3
Canada	70.7	32.0	—	102.7
Other international	—	0.4	90.7	91.1
Total	$1,086.9	$366.7	$211.5	$1,665.1

Residential Heating & Cooling - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox stores or to independent distributors. For the three months ended June 30, 2021 and 2020, direct sales represented 76% and 76% of revenues, and sales to independent distributors represented the remainder. For the six months ended June 30, 2021 and 2020, direct sales represented 72% and 75% of revenues, and sales to independent distributors represented the remainder. Given the nature of our business, customer product orders are fulfilled at a point in time and not over a period of time.

Commercial Heating & Cooling - In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. These products are distributed primarily through commercial contractors and directly to national account customers in the planned replacement, emergency replacement and new construction markets. Revenue for the products sold is recognized at a point in time when control transfers to the customer, which is generally at time of shipment. Lennox National Account Services provides installation, service and preventive maintenance for HVAC national account customers in the United States and Canada. Revenue related to service contracts is recognized as the services are performed under the contract based on the relative fair value of the services provided. For the three months ended June 30, 2021 and 2020, equipment sales represented 85% and 86% of revenues and the remainder of our revenue was generated from our service business. For the six months ended June 30, 2021 and 2020, equipment sales represented 84% and 85% of revenues and the remainder of our revenue was generated from our service business.

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

Net contract liabilities consisted of the following:

	June 30, 2021	December 31, 2020	$ Change	% Change
Contract liabilities - current	$(6.5)	$(5.5)	$(1.0)	18.2%
Contract liabilities - noncurrent	(5.7)	(5.6)	(0.1)	1.8%
Total	$(12.2)	$(11.1)	$(1.1)

For the three months ended June 30, 2021 and 2020, we recognized revenue of $0.8 million and $2.9 million and for the six months ended June 30, 2021 and 2020 we recognized revenue of $2.4 million and $4.5 million related to our contract liabilities at January 1, 2021 and 2020, respectively. Impairment losses recognized in our receivables and contract assets were de minimis in 2021 and 2020.

7. Other Financial Statement Details:
Inventories:
The components of inventories are as follows (in millions):

	As of June 30, 2021	As of December 31, 2020
Finished goods	$245.9	$280.1
Work in process	7.2	6.5
Raw materials and parts	242.3	207.8
Subtotal	495.4	494.4
Excess of current cost over last-in, first-out cost	(61.6)	(55.0)
Total inventories, net	$433.8	$439.4

Goodwill:
The changes in the carrying amount of goodwill in 2021, in total and by segment, are summarized in the table below (in millions):

	Balance at December 31, 2020	Changes in foreign currency translation rates	Balance at June 30, 2021
Residential Heating & Cooling	$26.1	$—	$26.1
Commercial Heating & Cooling	61.1	—	61.1
Refrigeration	99.7	(0.1)	99.6
Total Goodwill	$186.9	$(0.1)	$186.8

We monitor our reporting units for indicators of impairment throughout the year to determine if a change in facts or circumstances warrants a re-evaluation of our goodwill. We have not recorded any goodwill impairments for the six months ended June 30, 2021.

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

Cash Flow Hedges

We have foreign exchange forward contracts and commodity futures contracts designated as cash flow hedges that are scheduled to mature through November 2022. Unrealized gains or losses from our cash flow hedges are included in Accumulated other comprehensive loss (“AOCL”) and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities and foreign currencies at the settlement dates. We recorded the following amounts in AOCL related to our cash flow hedges (in millions):

	As of June 30, 2021	As of December 31, 2020
Unrealized gains on unsettled contracts	$(17.6)	$(10.5)
Income tax expense	3.5	2.3
Gains included in AOCL, net of tax (1)	$(14.1)	$(8.2)
(1) Assuming commodity prices and foreign currency exchange rates remain constant, we expect to reclassify $12.8 million of derivative gains as of June 30, 2021 into earnings within the next 12 months.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Stock-based compensation expense (1)	$8.9	$6.7	$17.5	$10.4
(1) All expense was recorded in our Corporate and Other business segment.

8. Pension Benefit Plans:

The components of net periodic benefit cost for pension benefits were as follows (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$1.5	$1.4	$3.1	$2.8
Interest cost	1.5	1.6	3.1	3.3
Expected return on plan assets	(2.7)	(2.0)	(5.5)	(4.2)
Amortization of prior service cost	0.1	—	0.1	0.1
Recognized actuarial loss	2.1	1.4	4.2	2.9
Other	—	—	(0.3)	—
Settlements and curtailments	—	—	0.7	—
Net periodic benefit cost	$2.5	$2.4	$5.4	$4.9
9. Income Taxes:

As of June 30, 2021, we had approximately $3.4 million in total gross unrecognized tax benefits. All of this amount, if recognized, would be recorded through the Consolidated Statements of Operations.

We are currently under examination for our U.S. federal income taxes under the Internal Revenue Service's Compliance Assurance Program for 2020 and are subject to examination by numerous other taxing authorities in the U.S. and in foreign jurisdictions. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years prior to 2014.

10. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	As of June 30, 2021	As of December 31, 2020
Current maturities of long-term debt:
Asset securitization program	$255.0	$—
Finance lease obligations	11.0	10.1
Debt issuance costs	(0.1)	(0.2)
Total current maturities of long-term debt	$265.9	$9.9
Long-Term Debt:
Finance lease obligations	30.3	29.3
Domestic credit facility	4.5	—
Senior unsecured notes	950.0	950.0
Debt issuance costs	(7.4)	(8.6)
Total long-term debt	$977.4	$970.7
Total debt	$1,243.3	$980.6

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist us in financing seasonal borrowing needs for our foreign locations. We had no outstanding foreign obligations as of June 30, 2021 or December 31, 2020 and there were no borrowings or repayments on these facilities during the six months ended June 30, 2021.

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

	As of June 30, 2021	As of December 31, 2020
Eligible amount available under the ASP on qualified accounts receivable	$320.0	$279.1
Less: Beneficial interest transferred	(255.0)	—
Remaining amount available	$65.0	$279.1
We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interests sold and calculated on either the average LIBOR rate or floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.70%. The average rates as of June 30, 2021 and December 31, 2020 were 0.80% and zero%, respectively. The unused fee is based on 101% of the maximum available amount less the beneficial interest transferred and is calculated at a rate ranging between 0.25% and 0.35%, depending on the available borrowings, throughout the term of the agreement. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our existing credit facility, senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our existing credit facility. The participating financial institutions have investment grade credit ratings. As of June 30, 2021, we believe we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Credit Facility

The Seventh Amended and Restated Credit Facility (the "Prior Credit Agreement") consisted of a $750.0 million unsecured revolving credit facility and was set to mature in August 2022. We had outstanding borrowings of $4.5 million as well as $2.2 million committed to standby letters of credit as of June 30, 2021. Subject to covenant limitations, $743.3 million was available for future borrowings. The Prior Credit Agreement included a subfacility for swingline loans of up to $65.0 million.

Our weighted average borrowing rate on the facility was as follows:

	As of June 30, 2021	As of December 31, 2020
Weighted average borrowing rate	1.63%	—%

In July 2021, we entered into a new Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto, which refinanced and replaced the Prior Credit Agreement, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.

The Credit Agreement provides for revolving credit commitments of $750 million with sublimits for swingline loans of up to $65 million, letters of credit up to $100 million and revolving loans in certain non-U.S. currencies up to the U.S. dollar equivalent of $40 million. The Credit Agreement will expire and outstanding loans will be required to be repaid in July 2026, unless maturity is extended by the lenders pursuant to two one-year extension options that we may request under the Credit Agreement. At our request and subject to certain conditions, the revolving credit commitments under the Credit Agreement may be increased by up to a total of $350 million to the extent that existing or new lenders agree to provide additional commitments.

The Credit Agreement is guaranteed by certain of our subsidiaries and contains customary covenants applicable to us and our subsidiaries including limitations on indebtedness, liens, dividends, stock repurchases, mergers and sales of all or substantially all of our assets. In addition, the Credit Agreement contains a financial covenant requiring us to maintain, as of the last day of each fiscal quarter for the four prior fiscal quarters, a Total Net Leverage Ratio of no more than 3.50 to 1.00 (or, at our election, on up to two occasions following a material acquisition, 4.00 to 1.00). The Credit Agreement is subject to customary events of default, including non-payment of principal or other amounts under the Credit Agreement, material inaccuracy of representations and warranties, breach of covenants, cross-default to other indebtedness in excess of $75 million, judgements in excess of $75 million, certain voluntary and involuntary bankruptcy events, and the occurrence of a change of control. As of June 30, 2021, we believe we were in compliance with all covenant requirements.

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

All the Notes are guaranteed, on a senior unsecured basis, by certain of our subsidiaries that guarantee indebtedness under our Credit Agreement. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of June 30, 2021, we believe we were in compliance with all covenant requirements.

11. Comprehensive Income (Loss):

The following table provides information on items not reclassified in their entirety from AOCL to Net income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Affected Line Item(s) in the Consolidated Statements of Operations
	2021	2020	2021	2020
(Losses) Gains on Cash Flow Hedges:
Derivatives contracts	$9.1	$(5.8)	$13.5	$(7.0)	Cost of goods sold; Losses (gains) and other expenses, net
Income tax (expense) benefit	(2.1)	1.5	(3.1)	1.8	Provision for income taxes
Net of tax	$7.0	$(4.3)	$10.4	$(5.2)

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(2.1)	$(1.4)	$(4.3)	$(3.0)	Cost of goods sold; Selling, general and administrative expenses
Pension settlement	—	—	(0.7)	—	Pension settlement
Income tax benefit	0.5	0.3	1.2	0.7	Provision for income taxes
Net of tax	$(1.6)	$(1.1)	$(3.8)	$(2.3)
Total reclassifications from AOCL	$5.4	$(5.4)	$6.6	$(7.5)

The following table provides information on changes in AOCL, by component (net of tax), for the six months ended June 30, 2021 (in millions):

	Gains (Losses) on Cash Flow Hedges	Share of equity method investments other comprehensive income	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2020	$8.2	$(1.2)	$(82.7)	$(21.5)	$(97.2)
Other comprehensive income (loss) before reclassifications	16.3	—	(7.2)	1.6	10.7
Amounts reclassified from AOCL	(10.4)	—	3.8	—	(6.6)
Net other comprehensive income (loss)	5.9	—	(3.4)	1.6	4.1
Balance as of June 30, 2021	$14.1	$(1.2)	$(86.1)	$(19.9)	$(93.1)

12. Fair Value Measurements:

Fair Value Hierarchy

The methodologies used to determine the fair value of our financial assets and liabilities at June 30, 2021 were the same as those used at December 31, 2020.

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

The fair value of our senior unsecured notes in Long-term debt, classified as Level 2, was based on the amount of future cash flows using current market rates for debt instruments of similar maturities and credit risk. The following table presents their fair value (in millions):

	As of June 30, 2021	As of December 31, 2020
Senior unsecured notes	$977.2	$971.6

13. Subsequent Event:

On July 8, 2021, Todd M. Bluedorn, our Chairman of the Board and Chief Executive Officer advised our Board of Directors that he intended to resign as Chief Executive Officer and as Chairman and a member of our Board of Directors in mid-2022.

The Board of Directors has commenced a search for our next chief executive officer.

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

Impact of COVID-19 Pandemic

A novel strain of coronavirus (“COVID-19”) has surfaced and spread around the world, including to the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic. Currently the COVID-19 pandemic has disrupted our business operations and caused a significant unfavorable impact on our results of operations in 2020. The COVID-19 pandemic is creating supply chain disruptions and higher employee absenteeism in our factories and distribution locations.

As the COVID-19 pandemic continues, health concern risks remain. We cannot predict whether any of our manufacturing, operational or distribution facilities will experience disruptions, or how long such disruptions would last. It also remains unclear how various national, state, and local governments will react if the distribution of vaccines is slower than expected or new variants of the virus become more dominant. If the COVID-19 pandemic worsens or the pandemic continues longer than presently expected, COVID 19 could impact our results of operations, financial position and cash flows.

Financial Overview

Results for the second quarter of 2021 were driven by year over year sales and profit increases across all of our business segments. The Residential Heating & Cooling segment saw a 30% increase in net sales and a $62 million increase in segment profit. The Commercial Heating & Cooling segment had a 34% increase in net sales and a $10 million increase in segment profit. The Refrigeration segment had a 37% increase in net sales and a $5 million increase in segment profit.

Financial Highlights

•Net sales increased $298 million to $1,239 million in the second quarter of 2021 driven by net volume increases and favorable price and mix.
•Operating income in the second quarter of 2021 increased $80 million to $216 million primarily driven by higher net sales and an improved gross margin percentage partially offset by higher SG&A costs.
•Net income for the second quarter of 2021 increased $70 million to $170 million.
•Diluted earnings per share from continuing operations were $4.51 per share in the second quarter of 2021 compared to $2.62 per share in the second quarter of 2020.
•For the six months ended June 30, 2021, we returned $59 million to shareholders through dividend payments and repurchased $400 million of common stock through our share repurchase program.

Second Quarter of 2021 Compared to Second Quarter of 2020 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended June 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2021	2020		2021	2020
Net sales	$1,239.0	$941.3	31.6%	100.0%	100.0%
Cost of goods sold	855.8	665.6	(28.6)	69.1	70.7
Gross profit	383.2	275.7	39.0	30.9	29.3
Selling, general and administrative expenses	167.8	129.5	(29.6)	13.5	13.8
Losses (gains) and other expenses, net	2.3	3.6	36.1	0.2	0.4
Restructuring charges	1.2	10.0	88.0	0.1	1.1
Loss from natural disasters, net of insurance recoveries	—	1.0	100.0	—	0.1
Income from equity method investments	(4.1)	(4.4)	(6.8)	(0.3)	(0.5)
Operating income	$216.0	$136.0	58.8%	17.4%	14.4%

Net Sales

Net sales increased 32% in the second quarter of 2021 compared to the second quarter of 2020 driven by higher sales volumes of 27%, favorable combined price and mix of 3% and favorable foreign currency of 2%.

Gross Profit

Gross profit margin in the second quarter of 2021 increased 160 basis points ("bps") to 30.9% compared to 29.3% in the second quarter of 2020. We saw margin increases of 260 bps from favorable price and mix, and 90 bps from factory productivity, which were partially offset by 120 bps from higher commodity costs, 40 bps from higher other product costs, 10 bps from higher product warranty costs, 10 bps from higher tariff costs, and 10 bps from higher freight and distribution costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") increased $38 million to $168 million in the second quarter of 2021 compared to $130 million in the second quarter of 2020 due to higher incentive compensation and other employee costs. As a percentage of net sales, SG&A decreased 30 bps to 13.5%.
Losses (gains) and Other Expenses, Net

Losses (gains) losses and other expenses, net for the second quarter of 2021 and 2020 included the following (in millions):

	For the Three Months Ended June 30,
	2021	2020
Realized (gains) losses on settled futures contracts	$(0.4)	$0.1
Foreign currency exchange gains	(1.3)	(2.1)
Gain on disposal of fixed assets	(0.2)	(0.2)
Other operating income	(0.2)	(1.2)
Net change in unrealized losses (gains) on unsettled futures contracts	0.1	0.8
Special legal contingency charges	0.7	0.7
Asbestos-related litigation	1.7	1.2
Environmental liabilities	0.8	1.1
Charges incurred related to COVID-19 pandemic	0.5	3.4
Other items, net	0.6	(0.2)
Losses (gains) and other expenses, net (pre-tax)	$2.3	$3.6

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

Restructuring Charges

Restructuring charges were $1 million in the second quarter of 2021 compared to $10 million in the second quarter of 2020. Restructuring charges related to ongoing cost reduction actions taken in prior periods.

Gains and Losses related to Natural Disasters

The insignificant charges recorded during 2020 were for continuing costs incurred related to natural disasters that occurred in prior years.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownership, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. Income from equity method investments of $4 million in the second quarter of 2021 was down slightly compared to the second quarter of 2020.

Interest Expense, net

Interest expense, net was down $1 million to $6 million in the second quarter of 2021 from $7 million in the second quarter of 2020 due to lower borrowing costs.

Income Taxes

Our effective tax rate was 18.6% for the second quarter of 2021 compared to 21.4% for the second quarter of 2020. The rate decreased primarily due to an increase in excess tax benefits from stock based compensation.

We expect our annual effective tax rate in 2021 to be approximately 20%, after excluding the impacts of excess tax benefits recorded under ASU No. 2016-09.

Second Quarter of 2021 Compared to Second Quarter of 2020 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the second quarter of 2021 and 2020 (dollars in millions):

	For the Three Months Ended June 30,
	2021	2020	Difference	% Change
Net sales	$838.0	$644.8	$193.2	30.0%
Profit	$189.7	$127.3	$62.4	49.0%
% of net sales	22.6%	19.7%
Net sales increased 30% in the second quarter of 2021 compared to the second quarter of 2020. Sales volume was 27% higher, price and mix combined improved 2% and foreign currency improved 1%.

Segment profit in the second quarter of 2021 compared to 2020 increased $62 million primarily due to $54 million from higher volume, $18 million from favorable price, $13 million of higher factory productivity, $4 million of favorable foreign currency, $2 million of sourcing and engineering-led cost reductions, and $1 million of favorable freight and distribution expense. Partially offsetting these increases were $13 million of higher commodity costs and tariffs, $13 million of higher SG&A, $2 million from unfavorable mix and $2 million of higher product costs and warranties.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the second quarter of 2021 and 2020 (dollars in millions):

	For the Three Months Ended June 30,
	2021	2020	Difference	% Change
Net sales	$252.8	$188.3	$64.5	34.3%
Profit	$45.3	$35.6	$9.7	27.2%
% of net sales	17.9%	18.9%

Net sales increased 34% in the second quarter of 2021 compared to the second quarter of 2020. Sales volume was 29% higher, price and mix combined improved 4%, and foreign currency improved 1%.

Segment profit in the second quarter of 2021 compared to 2020 increased $10 million primarily due to $19 million from higher volume and $4 million from favorable mix. Partially offsetting these increases were $4 million of higher SG&A, $3 million of higher other product costs, $2 million of factory inefficiencies, $2 million of higher material costs and tariffs, $1 million of sourcing and engineering-led cost increases and $1 million of higher freight and distribution expense.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the second quarter of 2021 and 2020 (dollars in millions):

	For the Three Months Ended June 30,
	2021	2020	Difference	% Change
Net sales	$148.2	$108.2	$40.0	37.0%
Profit	$13.5	$8.9	$4.6	51.7%
% of net sales	9.1%	8.2%

Net sales increased 37% in the second quarter of 2021 compared to the second quarter of 2020. Sales volume was 30% higher, foreign currency was 5% favorable, and combined price and mix improved 2%.
Segment profit in the second quarter of 2021 compared to 2020 increased $5 million compared to 2020 primarily due to $11 million from higher volume, $2 million from favorable price, and $1 million of sourcing and engineering-led cost reductions. Partially offsetting these increases were $6 million from higher SG&A, $1 million of higher freight and distribution expense, $1 million from higher commodity costs, and $1 million from unfavorable foreign currency exchange.

Corporate and Other

Corporate and other expenses increased $8 million to $27 million in the second quarter of 2021 compared to 2020 primarily due to $6 million of increased variable compensation costs associated with performance and $2 million of higher employee costs.

Year-to-Date through June 30, 2021 Compared to Year-to-Date through June 30, 2020 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Six Months Ended June 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2021	2020		2021	2020
Net sales	$2,169.4	$1,665.1	30.3	100.0%	100.0%
Cost of goods sold	1,529.7	1,223.7	(25.0)	70.5	73.5
Gross profit	639.7	441.4	44.9	29.5	26.5
Selling, general and administrative expenses	313.2	260.8	(20.1)	14.4	15.7
Losses (gains) and other expenses, net	2.6	2.3	(13.0)	0.1	0.1
Restructuring charges	1.3	10.5	87.6	0.1	0.6
Loss (gain) from natural disasters, net of insurance recoveries	—	2.7	(100.0)	—	0.2
Income from equity method investments	(7.4)	(7.2)	2.8	(0.3)	(0.4)
Operating income	$330.0	$172.3	91.5	15.2%	10.3%

Net Sales

Net sales increased 30% in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to higher sales volumes of 26%, favorable combined price and mix of 3%, and a 1% increase due to foreign currency.
Gross Profit

Gross profit margins for the six months ended June 30, 2021 increased 300 bps to 29.5% compared to 26.5% for the six months ended June 30, 2020. We saw margin increases of 280 bps from favorable price and mix, 100 bps from factory productivity, and 40 bps from sourcing and engineering-led cost reductions which were partially offset by 80 bps from higher commodity costs and 40 bps from higher other product costs.

Selling, General and Administrative Expenses

SG&A increased $52 million to $313 million for the six months ended June 30, 2021 compared to $261 million for the six months ended June 30, 2020 primarily due to higher incentive compensation costs and higher other employee related costs. As a percentage of net sales, SG&A decreased 130 bps to 14.4% from 15.7%.

Losses (gains) and Other Expenses, Net

Losses (gains) and other expenses, net for the six months ended June 30, 2021 and 2020 included the following (in millions):

	Six Months Ended June 30,
	2021	2020
Realized (gains) losses on settled futures contracts	$(0.6)	$0.2
Foreign currency exchange gains	(1.6)	(2.6)
Gain on disposal of fixed assets	(0.5)	(0.1)
Other operating income	(0.6)	(1.3)
Net change in unrealized (gains) losses on unsettled futures contracts	(0.2)	1.4
Special legal contingency charges	0.9	0.7
Asbestos-related litigation	2.8	(0.5)
Environmental liabilities	1.5	1.3
Charges incurred related to COVID-19 pandemic	1.1	3.4
Other items, net	(0.2)	(0.2)
Losses (gains) and other expenses, net (pre-tax)	$2.6	$2.3

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

Restructuring Charges

Restructuring charges were $1 million in the first six months of 2021 and $11 million for the six months ended June 30, 2020. Charges in prior years related to several cost reduction actions taken in response to the economic impact of the COVID-19 pandemic on our business.

Gains and Losses related to Natural Disasters

The insignificant charges recorded during 2020 were for continuing costs incurred related to natural disasters that occurred in prior years.

Income from Equity Method Investments

Income from equity method investments of $7 million for the six months ended June 30, 2021 was consistent with the amount for the six months ended June 30, 2020.

Interest Expense, net

Interest expense, net was down $3 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to lower borrowing costs.

Income Taxes

Our effective tax rate decreased to 19.3% for the six months ended June 30, 2021 compared to 26.8% for the six months ended June 30, 2020 primarily due to higher excess tax benefits from stock-based compensation and the recording of a valuation allowance on certain foreign deferred tax assets recorded in the first quarter of 2020.

Year-to-Date through June 30, 2021 Compared to Year-to-Date through June 30, 2020 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the six months ended June 30, 2021 and 2020 (dollars in millions):

	Six Months Ended June 30,
	2021	2020	Difference	% Change
Net sales	$1,444.2	$1,086.9	$357.3	32.9%
Profit	$286.1	$159.8	$126.3	79.0%
% of net sales	19.8%	14.7%
Net sales increased 33% in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Sales volume was 29% higher, price and mix combined improved 3%, and foreign currency improved 1%.

Segment profit in the first six months of 2021 compared to 2020 increased $126 million primarily due to $100 million from higher volume, $25 million from favorable price and mix, $23 million of higher factory productivity, $7 million of sourcing and engineering-led cost reductions, $5 million of favorable currency exchange and $4 million of favorable freight and distribution expense. Partially offsetting these increases were $16 million from higher commodity costs and tariffs, $16 million of higher SG&A, and $6 million of higher warranty and other product costs.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the six months ended June 30, 2021 and 2020 (dollars in millions):

	Six Months Ended June 30,
	2021	2020	Difference	% Change
Net sales	$452.0	$366.7	$85.3	23.3%
Profit	$72.6	$54.3	$18.3	33.7%
% of net sales	16.1%	14.8%

Net sales increased 23% in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Sales volume was 22% higher and price and mix combined improved 1%.
Segment profit in the first six months of 2021 compared to 2020 increased $18 million primarily due to $27 million from higher volume and $3 million from favorable price and mix. Partially offsetting these improvements were $4 million of higher other product costs, $3 million of higher SG&A, $3 million of factory inefficiencies, $1 million of higher material costs and tariffs, and $1 million of higher freight and distribution expense.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the six months ended June 30, 2021 and 2020 (dollars in millions):

	Six Months Ended June 30,
	2021	2020	Difference	% Change
Net sales	$273.2	$211.5	$61.7	29.2%
Profit	$21.4	$9.6	$11.8	122.9%
% of net sales	7.8%	4.5%

Net sales increased 29% for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Sales volume was 23% higher, foreign currency improved 4% and combined price and mix was 2% higher.

Segment profit in the first six months of 2021 compared to 2020 increased $12 million primarily due to $16 million from higher volume, $5 million from favorable price and mix, $2 million from sourcing and engineering-led cost reductions, and $1 million of higher factory productivity. Partially offsetting these increases were $8 million of higher SG&A, $1 million of higher commodity costs, $1 million of higher freight and distribution expense, $1 million of higher other product costs, and $1 million of unfavorable foreign currency exchange

Corporate and Other

Corporate and other expenses increased $10 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to higher incentive compensation costs.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the six months ended June 30, 2021 and 2020 (in millions):

	For the Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$174.5	$6.5
Net cash used in investing activities	(42.6)	(44.3)
Net cash (used in) provided by financing activities	(210.8)	52.3

Net Cash Provided by Operating Activities - The change in net cash used in operating activities for the six months ended June, 2021 compared to the same period in 2020 reflects an increase in operating income and favorable changes in working capital.

Net Cash Used in Investing Activities - Capital expenditures were $46 million in the six months ended June 30, 2021 compared to $44 million in the same period of 2020. Capital expenditures in 2021 were primarily related to the expansion of manufacturing capacity and equipment, and investments in systems and software to support the overall enterprise.

Net Cash (Used in) provided by Financing Activities - Net cash (used in) provided by financing activities in the six months ended June 30, 2021 changed to a net use of cash of $211 million compared to a net cash inflow of $52 million in the same period of 2020. The change was primarily due to increased share repurchases in the current year compared to the prior year partially offset by increased net borrowings. We repurchased $400 million of shares for the six months ended June 30, 2021 and returned $59 million to shareholders through dividend payments. For additional information on share repurchases, refer to Note 5 in the Notes to the Consolidated Financial Statements.

Debt Position

The following table details our lines of credit and financing arrangements as of June 30, 2021 (in millions):

Outstanding Borrowings
Current maturities of long-term debt:
Asset securitization program (2)	$255.0
Finance lease obligations	11.0
Debt issuance costs	(0.1)
Total current maturities of long-term debt	$265.9
Long-term debt:
Finance lease obligations	30.3
Domestic credit facility (1)	4.5
Senior unsecured notes	950.0
Debt issuance costs	(7.4)
Total long-term debt	977.4
Total debt	$1,243.3

(1) The available future borrowings on our domestic credit facility are $743.3 million, after being reduced by the outstanding borrowings and $2.2 million in outstanding standby letters of credit. Refer to Note 10 in the Notes to the Consolidated Financial Statements related to the terms of the Domestic Credit Facility.
(2) The maximum securitization amount ranges from $250.0 million to $400.0 million, depending on the period. The maximum capacity of the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP. Refer to Note 10 in the Notes to the Consolidated Financial Statements for more information.

July 2021 Credit Agreement

In July 2021, we entered into the Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto, which refinanced and replaced the Prior Credit Agreement, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.

The Credit Agreement provides for revolving credit commitments of $750 million with sublimits for swingline loans of up to $65 million, letters of credit up to $100 million and revolving loans in certain non-U.S. currencies up to the U.S. dollar equivalent of $40 million. The Credit Agreement will expire and outstanding loans will be required to be repaid in July 2026, unless maturity is extended by the lenders pursuant to two one-year extension options that we may request under the Credit Agreement. At our request and subject to certain conditions, the revolving credit commitments under the Credit Agreement may be increased by up to a total of $350 million to the extent that existing or new lenders agree to provide additional commitments.

The Credit Agreement is guaranteed by certain of our subsidiaries and contains customary covenants applicable to us and its subsidiaries including limitations on indebtedness, liens, dividends, stock repurchases, mergers and sales of all or substantially all of its assets. In addition, the Credit Agreement contains a financial covenant requiring us to maintain, as of the last day of each fiscal quarter for the four prior fiscal quarters, a Total Net Leverage Ratio of no more than 3.50 to 1.00 (or, at our election, on up to two occasions following a material acquisition, 4.00 to 1.00). The Credit Agreement is subject to customary events of default, including non-payment of principal or other amounts under the Credit Agreement, material inaccuracy of representations and warranties, breach of covenants, cross-default to other indebtedness in excess of $75 million, judgements in excess of $75 million, certain voluntary and involuntary bankruptcy events, and the occurrence of a change of control.

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio decreased to 121% at June 30, 2021 from 102% at December 31, 2020.

As of June 30, 2021, our senior credit ratings were Baa2 with a stable outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $45 million, future cash generated from operations and available future borrowings are sufficient to fund operations, planned capital expenditures, future contractual obligations, potential share repurchases and dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $45 million as of June 30, 2021 was $20 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. An actual repatriation in the future from our non-U.S. subsidiaries could be subject to foreign withholding taxes and U.S. state taxes.
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

In connection with the Credit Agreement we entered into in July 2021, Heatcraft Technologies Inc., Lennox National Account Services Inc., Lennox Procurement Company Inc. and Lennox Services LLC became additional guarantors of our debt obligations, guaranteeing the payment when due of all monetary obligations under the Credit Agreement and the Notes. In addition, Lennox Switzerland GmbH was released as a guarantor of all monetary obligations under the Credit Agreement and the Notes. These changes did not result in a material change to the Parent and Guarantor Subsidiaries financial information.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In the second quarter of 2021, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans (in millions) (2)
April 1 through May 1	54,038	$302.85	47,932	$246.0
May 2 through May 29	506,054	$340.39	500,029	$46.0
May 30 through June 30	87,685	$340.30	87,680	$46.0
	647,777		635,641

(1) Includes 12,136 shares of common stock we repurchased in April, May and June of 2021 to satisfy employee tax-withholding obligations in connection with the exercise of long-term incentive awards.
(2) After $200.0 million related to the repurchase under the ASR agreement executed in May 2021. The stock repurchase were executed pursuant to a previously announced repurchase plan. In July 2021, the Board of Directors authorized an additional $1.0 billion of stock repurchases. See Note 5 in the Notes to the Consolidated Financial Statement for further details.

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

10.2
Credit Agreement, dated as of July 14, 2021, among Lennox International Inc., a Delaware corporation, the Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent ( filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on July 15,2021, and incorporated herein by reference).

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

Date: July 26, 2021