Form 10-Q
period 2021-09-30
LENNOX INTERNATIONAL INC
filed 2021-10-25
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of October 15, 2021, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 36,596,665.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three and nine months ended September 30, 2021

i

Part I - Financial Information
Item 1. Financial Statements

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Amounts in millions, except shares and par values)	As of September 30, 2021	As of December 31, 2020
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$39.4	$123.9
Short-term investments	4.9	5.1
Accounts and notes receivable, net of allowances of $10.6 and $9.6 in 2021 and 2020, respectively	580.6	448.3
Inventories, net	461.0	439.4
Other assets	99.0	70.9
Total current assets	1,184.9	1,087.6
Property, plant and equipment, net of accumulated depreciation of $918.2 and $880.6 in 2021 and 2020, respectively	480.3	464.3
Right-of-use assets from operating leases	177.1	194.4
Goodwill	186.7	186.9
Deferred income taxes	10.3	13.2
Other assets, net	84.2	86.1
Total assets	$2,123.5	$2,032.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt	$300.6	$9.9
Current operating lease liabilities	54.2	55.0
Accounts payable	401.6	340.3
Accrued expenses	344.0	296.1
Total current liabilities	1,100.4	701.3
Long-term debt	977.6	970.7
Long-term operating lease liabilities	126.2	142.8
Pensions	99.3	92.5
Other liabilities	154.8	142.3
Total liabilities	2,458.3	2,049.6
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,127.5	1,113.2
Retained earnings	2,669.1	2,385.8
Accumulated other comprehensive loss	(101.4)	(97.2)
Treasury stock, at cost, 50,581,517 shares and 48,820,969 shares for 2021 and 2020, respectively	(4,030.9)	(3,419.8)
Total stockholders' deficit	(334.8)	(17.1)
Total liabilities and stockholders' deficit	$2,123.5	$2,032.5
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$1,059.9	$1,055.0	$3,229.3	$2,720.1
Cost of goods sold	764.7	731.7	2,294.5	1,955.3
Gross profit	295.2	323.3	934.8	764.8
Operating Expenses:
Selling, general and administrative expenses	134.2	151.8	447.4	412.7
Losses (gains) and other expenses, net	2.1	3.4	4.7	5.6
Restructuring charges	0.3	0.1	1.6	10.6
Loss from natural disasters, net of insurance recoveries	—	4.9	—	7.6
Income from equity method investments	(4.1)	(4.0)	(11.6)	(11.2)
Operating income	162.7	167.1	492.7	339.5
Pension settlements	0.3	0.3	1.1	0.3
Interest expense, net	6.5	6.5	18.8	22.2
Other expense (income), net	1.1	1.1	2.9	3.3
Income from continuing operations before income taxes	154.8	159.2	469.9	313.7
Provision for income taxes	28.5	27.5	89.4	68.8
Income from continuing operations	126.3	131.7	380.5	244.9
Discontinued Operations:
Loss from discontinued operations before income taxes	—	—	(0.1)	(0.9)
Income tax benefit	—	—	—	(0.6)
Loss from discontinued operations	—	—	(0.1)	(0.3)
Net income	$126.3	$131.7	$380.4	$244.6

Earnings per share – Basic:
Income from continuing operations	$3.43	$3.44	$10.17	$6.39
Loss from discontinued operations	—	—	—	(0.01)
Net income	$3.43	$3.44	$10.17	$6.38
Earnings per share – Diluted:
Income from continuing operations	$3.41	$3.42	$10.10	$6.35
Loss from discontinued operations	—	—	—	(0.01)
Net income	$3.41	$3.42	$10.10	$6.34

Weighted Average Number of Shares Outstanding - Basic	36.8	38.3	37.4	38.3
Weighted Average Number of Shares Outstanding - Diluted	37.0	38.6	37.7	38.6

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

(Amounts in millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$126.3	$131.7	$380.4	$244.6
Other comprehensive (loss) income:
Foreign currency translation adjustments	(6.7)	6.0	(5.1)	(11.8)
Net change in pension and post-retirement liabilities	(1.8)	(2.1)	(7.1)	(4.5)
Reclassification of pension and post-retirement benefit losses into earnings	1.8	1.4	6.0	4.4
Pension settlements	0.3	0.3	1.1	0.3
Share of equity method investments other comprehensive income	—	(1.2)	—	(1.2)
Net change in fair value of cash flow hedges	6.3	3.2	26.9	(3.2)
Reclassification of cash flow hedge (gains) losses into earnings	(7.8)	0.4	(21.3)	5.5
Other comprehensive (loss) income before taxes	(7.9)	8.0	0.5	(10.5)
Tax expense	(0.4)	(1.2)	(4.7)	(0.6)
Other comprehensive (loss) income, net of tax	(8.3)	6.8	(4.2)	(11.1)
Comprehensive income	$118.0	$138.5	$376.2	$233.5
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and nine months ended September 30, 2021 and 2020 (Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the three months ended September 30, 2021)					Shares	Amount
Balance as of June 30, 2021	$0.9	$1,128.9	$2,576.6	$(93.1)	50.0	$(3,826.6)	$(213.3)
Net income	—	—	126.3	—	—	—	126.3
Dividends, $0.92 per share	—	—	(33.8)	—	—	—	(33.8)
Foreign currency translation adjustments	—	—	—	(6.7)	—	—	(6.7)
Pension and post-retirement liability changes, net of tax expense of $0.6	—	—	—	(0.4)	—	—	(0.4)
Stock-based compensation expense	—	(0.6)	—	—	—	—	(0.6)
Change in cash flow hedges, net of tax benefit of $0.2	—	—	—	(1.2)	—	—	(1.2)
Treasury shares reissued for common stock	—	(0.8)	—	—	0.6	1.6	0.8
Treasury stock purchases	—	—	—	—	—	(205.9)	(205.9)
Balance as of September 30, 2021	$0.9	$1,127.5	$2,669.1	$(101.4)	50.6	$(4,030.9)	$(334.8)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the three months ended September 30, 2020)					Shares	Amount
Balance as of June 30, 2020	$0.9	$1,102.4	$2,201.5	$(121.7)	48.9	$(3,412.0)	$(228.9)
Net income	—	—	131.7	—	—	—	131.7
Dividends, $0.77 per share	—	—	(29.5)	—	—	—	(29.5)
Foreign currency translation adjustments	—	—	—	6.0	—	—	6.0
Pension and post-retirement liability changes, net of tax benefit of $0.1	—	—	—	(0.3)	—	—	(0.3)
Share of equity method investments other comprehensive income	—	—	—	(1.2)	—	—	(1.2)
Stock-based compensation expense	—	8.0	—	—	—	—	8.0
Change in cash flow hedges, net of tax expense of $1.3	—	—	—	2.3	—	—	2.3
Treasury shares reissued for common stock	—	(1.0)	—	—	(0.1)	1.7	0.7
Treasury stock purchases	—	—	—	—	0.1	(4.5)	(4.5)
Balance as of September 30, 2020	$0.9	$1,109.4	$2,303.7	$(114.9)	48.9	$(3,414.8)	$(115.7)

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and nine months ended September 30, 2021 and 2020 (Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the nine months ended September 30, 2021)					Shares	Amount
Balance as of December 31, 2020	$0.9	$1,113.2	$2,385.8	$(97.2)	48.8	$(3,419.8)	$(17.1)
Net income	—	—	380.4	—	—	—	380.4
Dividends, $2.61 per share	—	—	(97.1)	—	—	—	(97.1)
Foreign currency translation adjustments	—	—	—	(5.1)	—	—	(5.1)
Pension and post-retirement liability changes, net of tax expense of $3.8	—	—	—	(3.8)	—	—	(3.8)
Stock-based compensation expense	—	16.8	—	—	—	—	16.8
Change in cash flow hedges, net of tax expense of $0.9	—	—	—	4.7	—	—	4.7
Treasury shares reissued for common stock	—	(2.5)	—	—	(0.1)	5.0	2.5
Treasury stock purchases	—	—	—	—	1.9	(616.1)	(616.1)
Balance as of September 30, 2021	$0.9	$1,127.5	$2,669.1	$(101.4)	50.6	$(4,030.9)	$(334.8)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the nine months ended September 30, 2020)					Shares	Amount
Balance as of December 31, 2019	$0.9	$1,093.5	$2,148.7	$(103.8)	48.6	$(3,309.5)	$(170.2)
Cumulative effect adjustment upon adoption of new accounting standard (ASC 2016-13)	—	—	(1.3)	—	—	—	(1.3)
Net income	—	—	244.6	—	—	—	244.6
Dividends, $2.31 per share	—	—	(88.3)	—	—	—	(88.3)
Foreign currency translation adjustments	—	—	—	(11.8)	—	—	(11.8)
Pension and post-retirement liability changes, net of tax	—	—	—	0.2	—	—	0.2
Share of equity method investments other comprehensive income				(1.2)			(1.2)
Stock-based compensation expense	—	18.4	—	—	—	—	18.4
Change in cash flow hedges, net of tax benefit of $0.5	—	—	—	1.7	—	—	1.7
Treasury shares reissued for common stock	—	(2.5)	—	—	(0.2)	4.8	2.3
Treasury stock purchases	—	—	—	—	0.5	(110.1)	(110.1)
Balance as of September 30, 2020	$0.9	$1,109.4	$2,303.7	$(114.9)	48.9	$(3,414.8)	$(115.7)

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

(Amounts in millions)	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$380.4	$244.6
Adjustments to reconcile net income to net cash provided by operating activities:
Income from equity method investments	(11.6)	(11.2)
Dividends from affiliates	9.1	9.3
Restructuring charges, net of cash paid	1.1	3.5
Provision for credit losses	4.3	5.0
Unrealized losses on derivative contracts	(0.2)	0.5
Stock-based compensation expense	16.8	18.4
Depreciation and amortization	53.3	55.4
Deferred income taxes	(2.2)	5.6
Pension expense	8.4	7.7
Pension contributions	(1.1)	(2.8)
Other items, net	0.1	2.0
Changes in assets and liabilities:
Accounts and notes receivable	(139.5)	(69.3)
Inventories	(21.1)	137.6
Other current assets	(13.1)	2.0
Accounts payable	65.0	(2.4)
Accrued expenses	49.4	29.6
Income taxes payable / (receivable), net	(10.3)	6.8
Other, net	7.5	3.9
Net cash provided by operating activities	396.3	446.2
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	0.7	0.7
Purchases of property, plant and equipment	(68.5)	(55.9)
Proceeds from (purchases of) short-term investments	0.2	(1.3)
Net cash used in investing activities	(67.6)	(56.5)
Cash flows from financing activities:
Short-term debt payments	—	(4.6)
Short-term debt borrowings	—	4.6
Asset securitization borrowings	504.0	91.0
Asset securitization payments	(214.0)	(376.0)
Long-term debt payments	(3.0)	(5.4)
Long-term debt borrowings	—	600.0
Borrowings from credit facility	1,021.4	1,509.5
Payments on credit facility	(1,012.5)	(1,980.5)
Payments of deferred financing costs	—	(7.1)
Proceeds from employee stock purchases	2.5	2.2
Repurchases of common stock	(600.0)	(100.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(16.1)	(10.1)
Cash dividends paid	(92.8)	(88.6)
Net cash used in financing activities	(410.5)	(365.0)
(Decrease) increase in cash and cash equivalents	(81.8)	24.7
Effect of exchange rates on cash and cash equivalents	(2.7)	(7.0)
Cash and cash equivalents, beginning of period	123.9	37.3
Cash and cash equivalents, end of period	$39.4	$55.0

Supplemental disclosures of cash flow information:
Interest paid	$17.7	$19.0
Income taxes paid (net of refunds)	$101.6	$55.1
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we," "our," "us," "LII," or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of September 30, 2021, the accompanying unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, the accompanying unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020, the accompanying unaudited Consolidated Statements of Stockholders' Deficit for the three and nine months ended September 30, 2021 and 2020, and the accompanying unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

As the COVID-19 pandemic continues, health concern risks remain. We cannot predict whether any of our manufacturing, operational or distribution facilities will experience any future disruptions, or how long such disruptions would last. It also remains unclear how various national, state, and local governments will react if the distribution of vaccines is slower than expected or new variants of the virus become more dominant. If the COVID-19 pandemic worsens or the pandemic continues longer than presently expected, COVID 19 could impact our results of operations, financial position and cash flows.

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

Our corporate costs include those costs related to corporate functions such as legal, internal audit, treasury, human resources, tax compliance and senior executive staff. Corporate costs also include the long-term stock-based incentive awards provided to employees throughout LII. We record these stock-based awards as corporate costs because they are determined at the discretion of the Board of Directors and based on the historical practice of doing so for internal reporting purposes.

Any intercompany sales and associated profit (and any other intercompany items) are eliminated from segment results. There were no significant intercompany eliminations for the periods presented.

Segment Data

Net sales and segment profit (loss) for each segment, along with a reconciliation of segment profit (loss) to Operating income, are shown below (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales
Residential Heating & Cooling	$711.0	$722.0	$2,155.3	$1,808.8
Commercial Heating & Cooling	211.5	207.9	663.4	574.6
Refrigeration	137.4	125.1	410.6	336.7
	$1,059.9	$1,055.0	$3,229.3	$2,720.1

Segment profit (loss) (1)
Residential Heating & Cooling	$144.0	$153.0	$430.1	$312.8
Commercial Heating & Cooling	22.6	38.8	95.3	93.1
Refrigeration	14.5	13.0	35.8	22.6
Corporate and other	(16.3)	(28.3)	(59.2)	(61.3)
Total segment profit	164.8	176.5	502.0	367.2
Reconciliation to Operating income:
Special product quality adjustments	(1.1)	—	(1.0)	(1.0)
Loss from natural disasters, net of insurance recoveries	—	4.9	—	7.6
Items in Losses (gains) and other expenses, net that are excluded from segment profit (loss) (1)	2.9	4.4	8.7	10.5
Restructuring charges	0.3	0.1	1.6	10.6
Operating income	$162.7	$167.1	$492.7	$339.5
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

The computations of basic and diluted earnings per share for Income from continuing operations were as follows (in millions, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$126.3	$131.7	$380.4	$244.6
Exclude: Income from discontinued operations	—	—	0.1	0.3
Income from continuing operations	$126.3	$131.7	$380.5	$244.9

Weighted-average shares outstanding – basic	36.8	38.3	37.4	38.3
Add: Potential effect of dilutive securities attributable to stock-based payments	0.2	0.3	0.3	0.3
Weighted-average shares outstanding – diluted	37.0	38.6	37.7	38.6

Earnings per share – Basic:
Income from continuing operations	$3.43	$3.44	$10.17	$6.39
Income from discontinued operations	—	—	—	(0.01)
Net income	$3.43	$3.44	$10.17	$6.38

Earnings per share – Diluted:
Income from continuing operations	$3.41	$3.42	$10.10	$6.35
Income from discontinued operations	—	—	—	(0.01)
Net income	$3.41	$3.42	$10.10	$6.34

The following stock appreciation rights and restricted stock units were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted-average number of shares	—	0.1	—	0.1
Price per share	$—	$257.08	$—	$257.08

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

Liabilities for estimated product warranty costs related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of September 30, 2021	As of December 31, 2020
Accrued expenses	$38.4	$37.7
Other liabilities	94.7	82.1
Total warranty liability	$133.1	$119.8
The changes in product warranty liabilities related to continuing operations for the nine months ended September 30, 2021 were as follows (in millions):

Total warranty liability as of December 31, 2020	$119.8
Warranty claims paid	(28.1)
Changes resulting from issuance of new warranties	37.2
Changes in estimates associated with pre-existing liabilities	4.2
Changes in foreign currency translation rates and other	—
Total warranty liability as of September 30, 2021	$133.1
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Loss (gain) for asbestos-related litigation, net	$1.8	$2.4	$4.5	$1.9

It is management's opinion that none of these claims or lawsuits or any threatened litigation will have a material adverse effect on our financial condition, results of operations or cash flows. Claims and lawsuits, however, involve uncertainties and it is possible that their eventual outcome could adversely affect our results of operations for a particular period.

5. Stock Repurchases:

Our Board of Directors has authorized a total of $4.0 billion to repurchase shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $1.0 billion share repurchase authorization in July 2021. Under this program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. As of September 30, 2021, $846 million was available for repurchase under the Share Repurchase Plans.

On February 4, 2021, we entered into a fixed dollar accelerated share repurchase transaction (the "ASR Agreement") with Wells Fargo Bank, to effect an accelerated stock buyback of our common stock. Under the ASR Agreement, we paid Wells Fargo Bank $200.0 million and Wells Fargo Bank delivered to us common stock representing approximately 85% of the shares expected to be purchased under this ASR Agreement. The ASR was completed in April 2021 and Wells Fargo Bank delivered a total of 0.7 million shares of common stock repurchased under this ASR Agreement.

On May 3, 2021, we entered into an ASR Agreement with Bank of America, to effect an accelerated stock buyback of our common stock. Under the ASR Agreement, we paid Bank of America $200.0 million and Bank of America delivered to us common stock representing approximately 85% of the shares expected to be purchased under this ASR Agreement. The ASR was completed in June 2021 and Bank of America delivered a total of 0.6 million shares of common stock repurchased under this ASR Agreement.

On August 2, 2021, we entered into an ASR Agreement with Bank of America, to effect an accelerated stock buyback of our common stock. Under the ASR Agreement, we paid Bank of America $200.0 million and Bank of America delivered to us common stock representing approximately 85% of the shares expected to be purchased under this ASR Agreement. The ASR was completed in September 2021 and Bank of America delivered a total of 0.6 million shares of common stock repurchased under this ASR Agreement.

We also repurchased shares for $16.1 million during the nine months ended September 30, 2021 from employees who tendered their shares to satisfy minimum tax withholding obligations upon the vesting and exercise of stock-based compensation awards.

6. Revenue Recognition:

The following table disaggregates our revenue by business segment by geography which provides information as to the major source of revenue. See Note 2 for additional information on our reportable business segments and the products and services sold in each segment.

	For the Three Months Ended September 30, 2021
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$655.0	$194.0	$81.2	$930.2
Canada	56.0	16.8	—	72.8
Other international	—	0.7	56.2	56.9
Total	$711.0	$211.5	$137.4	$1,059.9

	For the Three Months Ended September 30, 2020
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$665.6	$184.6	$67.2	$917.4
Canada	56.4	22.7	—	79.1
Other international	—	0.6	57.9	58.5
Total	$722.0	$207.9	$125.1	$1,055.0

	For the Nine Months Ended September 30, 2021
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$1,976.8	$605.0	$239.1	$2,820.9
Canada	178.5	57.6	—	236.1
Other international	—	0.8	171.5	172.3
Total	$2,155.3	$663.4	$410.6	$3,229.3

	For the Nine Months Ended September 30, 2020
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$1,681.8	$518.9	$188.0	$2,388.7
Canada	127.0	54.8	—	181.8
Other international	—	0.9	148.7	149.6
Total	$1,808.8	$574.6	$336.7	$2,720.1

Residential Heating & Cooling - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox stores or to independent distributors. For the three months ended September 30, 2021 and 2020, direct sales represented 73% and 74% of revenues, and sales to independent distributors represented the remainder. For the nine months ended September 30, 2021 and 2020, direct sales represented 72% and 75% of revenues, and sales to independent distributors represented the remainder. Given the nature of our business, customer product orders are fulfilled at a point in time and not over a period of time.

Commercial Heating & Cooling - In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. These products are distributed primarily through commercial contractors and directly to national account customers in the planned replacement, emergency replacement and new construction markets. Revenue for the products sold is recognized at a point in time when control transfers to the customer, which is generally at time of shipment. Lennox National Account Services provides installation, service and preventive maintenance for HVAC national account customers in the United States and Canada. Revenue related to service contracts is recognized as the services are performed under the contract based on the relative fair value of the services provided. For the three months ended September 30, 2021 and 2020, equipment sales represented 81% and 83% of revenues and the remainder of our revenue was generated from our service business. For the nine months ended September 30, 2021 and 2020, equipment sales represented 83% and 84% of revenues and the remainder of our revenue was generated from our service business.

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

Net contract liabilities consisted of the following:

	September 30, 2021	December 31, 2020	$ Change	% Change
Contract liabilities - current	$(8.3)	$(5.5)	$(2.8)	50.9%
Contract liabilities - noncurrent	(5.2)	(5.6)	0.4	(7.1)%
Total	$(13.5)	$(11.1)	$(2.4)

For the three months ended September 30, 2021 and 2020, we recognized revenue of $0.6 million and $1.4 million and for the nine months ended September 30, 2021 and 2020 we recognized revenue of $2.9 million and $5.9 million related to our contract liabilities at January 1, 2021 and 2020, respectively. Impairment losses recognized in our receivables and contract assets were de minimis in 2021 and 2020.

7. Other Financial Statement Details:
Inventories:
The components of inventories are as follows (in millions):

	As of September 30, 2021	As of December 31, 2020
Finished goods	$264.1	$280.1
Work in process	9.6	6.5
Raw materials and parts	254.7	207.8
Subtotal	528.4	494.4
Excess of current cost over last-in, first-out cost	(67.4)	(55.0)
Total inventories, net	$461.0	$439.4

Goodwill:
The changes in the carrying amount of goodwill in 2021, in total and by segment, are summarized in the table below (in millions):

	Balance at December 31, 2020	Changes in foreign currency translation rates	Balance at September 30, 2021
Residential Heating & Cooling	$26.1	$—	$26.1
Commercial Heating & Cooling	61.1	—	61.1
Refrigeration	99.7	(0.2)	99.5
Total Goodwill	$186.9	$(0.2)	$186.7

We monitor our reporting units for indicators of impairment throughout the year to determine if a change in facts or circumstances warrants a re-evaluation of our goodwill. We have not recorded any goodwill impairments for the nine months ended September 30, 2021.

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

Cash Flow Hedges

We have foreign exchange forward contracts and commodity futures contracts designated as cash flow hedges that are scheduled to mature through February 2023. Unrealized gains or losses from our cash flow hedges are included in Accumulated other comprehensive loss (“AOCL”) and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities and foreign currencies at the settlement dates. We recorded the following amounts in AOCL related to our cash flow hedges (in millions):

	As of September 30, 2021	As of December 31, 2020
Unrealized gains on unsettled contracts	$(16.1)	$(10.5)
Income tax expense	3.2	2.3
Gains included in AOCL, net of tax (1)	$(12.9)	$(8.2)
(1) Assuming commodity prices and foreign currency exchange rates remain constant, we expect to reclassify $12.6 million of derivative gains as of September 30, 2021 into earnings within the next 12 months.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-based compensation expense (1)	$(0.6)	$8.0	$16.8	$18.4
(1) All expense was recorded in our Corporate and Other business segment.

8. Pension Benefit Plans:

The components of net periodic benefit cost for pension benefits were as follows (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$1.5	$1.4	$4.6	$4.2
Interest cost	1.0	1.6	4.1	5.0
Expected return on plan assets	(1.7)	(2.0)	(7.1)	(6.2)
Amortization of prior service cost	0.1	—	0.1	0.1
Recognized actuarial loss	1.8	1.4	6.0	4.3
Other	—	0.1	(0.4)	—
Settlements and curtailments	0.3	0.3	1.1	0.3
Net periodic benefit cost	$3.0	$2.8	$8.4	$7.7
9. Income Taxes:

As of September 30, 2021, we had approximately $3.4 million in total gross unrecognized tax benefits. All of this amount, if recognized, would be recorded through the Consolidated Statements of Operations.

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

10. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	As of September 30, 2021	As of December 31, 2020
Current maturities of long-term debt:
Asset securitization program	$290.0	$—
Finance lease obligations	10.6	10.1
Debt issuance costs	—	(0.2)
Total current maturities of long-term debt	$300.6	$9.9
Long-Term Debt:
Finance lease obligations	27.8	29.3
Domestic credit facility	9.0	—
Senior unsecured notes	950.0	950.0
Debt issuance costs	(9.2)	(8.6)
Total long-term debt	$977.6	$970.7
Total debt	$1,278.2	$980.6

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist us in financing seasonal borrowing needs for our foreign locations. We had no outstanding foreign obligations as of September 30, 2021 or December 31, 2020 and there were no borrowings or repayments on these facilities during the nine months ended September 30, 2021.

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

	As of September 30, 2021	As of December 31, 2020
Eligible amount available under the ASP on qualified accounts receivable	$369.8	$279.1
Less: Beneficial interest transferred	(290.0)	—
Remaining amount available	$79.8	$279.1
We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interests sold and calculated on either the average LIBOR rate or floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.70%. The average rates as of September 30, 2021 and December 31, 2020 were 0.78% and zero%, respectively. The unused fee is based on 101% of the maximum available amount less the beneficial interest transferred and is calculated at a rate ranging between 0.25% and 0.35%, depending on the available borrowings, throughout the term of the agreement. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our existing credit facility, senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our existing credit facility. The participating financial institutions have investment grade credit ratings. As of September 30, 2021, we believe we were in compliance with all covenant requirements.

Long-Term Debt

Domestic Credit Facility

In July 2021, we entered into a new Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto, which refinanced and replaced the Seventh Amended and Restated Credit Facility, among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto.

The Credit Agreement consists of a $750.0 million unsecured revolving credit facility. We had outstanding borrowings of $9.0 million as well as $2.0 million committed to standby letters of credit as of September 30, 2021. Subject to covenant limitations, $739.0 million was available for future borrowings.

Our weighted average borrowing rate on the facility was as follows:

	As of September 30, 2021	As of December 31, 2020
Weighted average borrowing rate	1.38%	—%

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

The Credit Agreement is guaranteed by certain of our subsidiaries and contains customary covenants applicable to us and our subsidiaries including limitations on indebtedness, liens, dividends, stock repurchases, mergers and sales of all or substantially all of our assets. In addition, the Credit Agreement contains a financial covenant requiring us to maintain, as of the last day of each fiscal quarter for the four prior fiscal quarters, a Total Net Leverage Ratio of no more than 3.50 to 1.00 (or, at our election, on up to two occasions following a material acquisition, 4.00 to 1.00). The Credit Agreement is subject to customary events of default, including non-payment of principal or other amounts under the Credit Agreement, material inaccuracy of representations and warranties, breach of covenants, cross-default to other indebtedness in excess of $75 million, judgements in excess of $75 million, certain voluntary and involuntary bankruptcy events, and the occurrence of a change of control. As of September 30, 2021, we believe we were in compliance with all covenant requirements.

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

All the Notes are guaranteed, on a senior unsecured basis, by certain of our subsidiaries that guarantee indebtedness under our Credit Agreement. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of September 30, 2021, we believe we were in compliance with all covenant requirements.

11. Comprehensive Income (Loss):

The following table provides information on items not reclassified in their entirety from AOCL to Net income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Affected Line Item(s) in the Consolidated Statements of Operations
	2021	2020	2021	2020
(Losses) Gains on Cash Flow Hedges:
Derivatives contracts	$7.8	$(0.4)	$21.3	$(5.5)	Cost of goods sold; Losses (gains) and other expenses, net
Income tax (expense) benefit	(1.8)	0.1	(4.9)	1.4	Provision for income taxes
Net of tax	$6.0	$(0.3)	$16.4	$(4.1)

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(1.8)	$(1.4)	$(6.0)	$(4.4)	Cost of goods sold; Selling, general and administrative expenses
Pension settlements	(0.3)	(0.3)	(1.1)	(0.3)	Pension settlements
Income tax benefit	0.6	0.4	1.8	1.1	Provision for income taxes
Net of tax	$(1.5)	$(1.3)	$(5.3)	$(3.6)
Total reclassifications from AOCL	$4.5	$(1.6)	$11.1	$(7.7)

The following table provides information on changes in AOCL, by component (net of tax), for the nine months ended September 30, 2021 (in millions):

	Gains (Losses) on Cash Flow Hedges	Share of equity method investments other comprehensive income	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2020	$8.2	$(1.2)	$(82.7)	$(21.5)	$(97.2)
Other comprehensive income (loss) before reclassifications	21.1	—	(9.1)	(5.1)	6.9
Amounts reclassified from AOCL	(16.4)	—	5.3	—	(11.1)
Net other comprehensive income (loss)	4.7	—	(3.8)	(5.1)	(4.2)
Balance as of September 30, 2021	$12.9	$(1.2)	$(86.5)	$(26.6)	$(101.4)

12. Fair Value Measurements:

Fair Value Hierarchy

The methodologies used to determine the fair value of our financial assets and liabilities at September 30, 2021 were the same as those used at December 31, 2020.

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

	As of September 30, 2021	As of December 31, 2020
Senior unsecured notes	$974.8	$971.6

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

As the COVID-19 pandemic continues, health concern risks remain. We cannot predict whether any of our manufacturing, operational or distribution facilities will experience any future disruptions, or how long such disruptions would last. It also remains unclear how various national, state, and local governments will react if the distribution of vaccines is slower than expected or new variants of the virus become more dominant. If the COVID-19 pandemic worsens or the pandemic continues longer than presently expected, COVID 19 could impact our results of operations, financial position and cash flows.

Financial Overview

Results for the third quarter of 2021 were driven by overall year over year sales increases while profit decreased. Net sales decreased 2% and segment profit decreased $9 million for the Residential Heating & Cooling segment. Net sales increased 2% and segment profit decreased $16 million for the Commercial Heating & Cooling segment. Net sales increased 10% and segment profit increased $2 million for the Refrigeration segment.

Financial Highlights

•Net sales increased $5 million to $1,060 million in the third quarter of 2021 driven by favorable price and mix partially offset by lower sales volume.
•Operating income in the third quarter of 2021 decreased $4 million to $163 million primarily driven by rising costs partially offset by higher net sales.
•Net income for the third quarter of 2021 decreased $6 million to $126 million.
•Diluted earnings per share from continuing operations were $3.41 per share in the third quarter of 2021 compared to $3.42 per share in the third quarter of 2020.
•For the nine months ended September 30, 2021, we returned $93 million to shareholders through dividend payments and repurchased $600 million of common stock through our share repurchase program.

Third Quarter of 2021 Compared to Third Quarter of 2020 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended September 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2021	2020		2021	2020
Net sales	$1,059.9	$1,055.0	0.5%	100.0%	100.0%
Cost of goods sold	764.7	731.7	(4.5)	72.1	69.4
Gross profit	295.2	323.3	(8.7)	27.9	30.6
Selling, general and administrative expenses	134.2	151.8	11.6	12.7	14.4
Losses (gains) and other expenses, net	2.1	3.4	38.2	0.2	0.3
Restructuring charges	0.3	0.1	(200.0)	—	—
Loss from natural disasters, net of insurance recoveries	—	4.9	100.0	—	0.5
Income from equity method investments	(4.1)	(4.0)	2.5	(0.4)	(0.4)
Operating income	$162.7	$167.1	(2.6)%	15.4%	15.8%

Net Sales

Net sales for the third quarter of 2021 compared to the third quarter of 2020 were impacted by favorable combined price and mix of 4%, which was partially offset by lower sales volume of 4%.

Gross Profit

Gross profit margins in the third quarter of 2021 decreased 270 basis points ("bps") to 27.9% compared to 30.6% in the third quarter of 2020. Gross margin decreased 220 bps from higher commodity costs, 90 bps from higher freight and distribution costs, 90 bps from factory inefficiencies, 90 bps from higher other product costs, 40 bps from sourcing and engineering-led cost increases, and 20 bps from unfavorable mix. Partially offsetting these decreases was 280 bps from favorable price.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") decreased $18 million to $134 million in the third quarter of 2021 compared to $152 million in the third quarter of 2020 due to lower incentive compensation and other employee costs. As a percentage of net sales, SG&A decreased 170 bps to 12.7%.
Losses (gains) and Other Expenses, Net

Losses (gains) losses and other expenses, net for the third quarter of 2021 and 2020 included the following (in millions):

	For the Three Months Ended September 30,
	2021	2020
Realized (gains) losses on settled futures contracts	$(0.2)	$—
Foreign currency exchange gains	—	(0.4)
Gain on disposal of fixed assets	(0.1)	(0.2)
Other operating income	(0.5)	(0.4)
Net change in unrealized losses (gains) on unsettled futures contracts	0.2	(1.4)
Special legal contingency charges	0.1	0.2
Asbestos-related litigation	1.8	2.4
Environmental liabilities	0.3	0.3
Charges incurred related to COVID-19 pandemic	0.8	3.0
Other items, net	(0.3)	(0.1)
Losses (gains) and other expenses, net (pre-tax)	$2.1	$3.4

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

Restructuring Charges

Restructuring charges were immaterial in the third quarter of 2021 and 2020. Restructuring charges related to ongoing cost reduction actions taken in prior periods.

Gains and Losses related to Natural Disasters

The charges recorded during 2020 were for costs incurred related to natural disasters that occurred in prior years.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownership, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. Income from equity method investments of $4 million in the third quarter of 2021 was up slightly compared to the third quarter of 2020.

Interest Expense, net

Interest expense, net was $7 million in the third quarter of 2021 and 2020, respectively.

Income Taxes

Our effective tax rate was 18.4% for the third quarter of 2021 compared to 17.3% for the third quarter of 2020. The rate increased primarily due to the tax impact of discrete losses recorded in the third quarter of 2020.

We expect our annual effective tax rate in 2021 to be approximately 20%, after excluding the impact of excess tax benefits recorded under ASU No. 2016-09.

Third Quarter of 2021 Compared to Third Quarter of 2020 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the third quarter of 2021 and 2020 (dollars in millions):

	For the Three Months Ended September 30,
	2021	2020	Difference	% Change
Net sales	$711.0	$722.0	$(11.0)	(1.5)%
Profit	$144.0	$153.0	$(9.0)	(5.9)%
% of net sales	20.3%	21.2%
Net sales decreased 2% in the third quarter of 2021 compared to 2020. Sales volume decreased 6%, which was partially offset by favorable price and mix combined of 4%.

Segment profit in the third quarter of 2021 compared to 2020 decreased $9 million due to $18 million from higher commodity costs, $14 million from lower sales volume, $6 million from unfavorable freight and distribution costs, $4 million from factory inefficiencies, $3 million from sourcing and engineering-led cost increases, and $3 million from higher other product costs. Partially offsetting these declines were $33 million from higher combined price and mix, $5 million from lower SG&A, and $1 million from favorable foreign currency.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the third quarter of 2021 and 2020 (dollars in millions):

	For the Three Months Ended September 30,
	2021	2020	Difference	% Change
Net sales	$211.5	$207.9	$3.6	1.7%
Profit	$22.6	$38.8	$(16.2)	(41.8)%
% of net sales	10.7%	18.7%

Net sales increased 2% in the third quarter of 2021 compared to the third quarter of 2020. Price and mix combine increased 7% and foreign currency improved 1%, which was partially offset by 6% lower sales volume.

Segment profit in the third quarter of 2021 compared to 2020 decreased $16 million due to $7 million from higher other product costs, $5 million from higher factory inefficiencies, $3 million from lower sales volume, $3 million from higher freight and distribution costs, $2 million from higher commodity costs, $1 million from sourcing and engineering-led cost increases, and $1 million from unfavorable foreign currency. Partially offsetting these declines were $6 million from higher combined price and mix.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the third quarter of 2021 and 2020 (dollars in millions):

	For the Three Months Ended September 30,
	2021	2020	Difference	% Change
Net sales	$137.4	$125.1	$12.3	9.8%
Profit	$14.5	$13.0	$1.5	11.5%
% of net sales	10.6%	10.4%

Net sales increased 10% in the third quarter of 2021 compared to the third quarter of 2020. Sales volume was 9% higher and combined price and mix improved 1%.
Segment profit in the third quarter of 2021 compared to 2020 increased $2 million compared to 2020 due to $5 million from higher sales volume, $3 million from favorable price and mix combined, and $1 million from higher income from equity method investments. Partially offsetting these increases was $4 million from higher commodity costs, $2 million from higher SG&A, and $1 million from higher freight and distribution costs.

Corporate and Other

Corporate and other expenses decreased $12 million to $16 million in the third quarter of 2021 compared to 2020 primarily due to the timing of variable incentive compensation costs.

Year-to-Date through September 30, 2021 Compared to Year-to-Date through September 30, 2020 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Nine Months Ended September 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2021	2020		2021	2020
Net sales	$3,229.3	$2,720.1	18.7	100.0%	100.0%
Cost of goods sold	2,294.5	1,955.3	(17.3)	71.1	71.9
Gross profit	934.8	764.8	22.2	28.9	28.1
Selling, general and administrative expenses	447.4	412.7	(8.4)	13.9	15.2
Losses (gains) and other expenses, net	4.7	5.6	16.1	0.1	0.2
Restructuring charges	1.6	10.6	84.9	—	0.4
Loss (gain) from natural disasters, net of insurance recoveries	—	7.6	(100.0)	—	0.3
Income from equity method investments	(11.6)	(11.2)	3.6	(0.4)	(0.4)
Operating income	$492.7	$339.5	45.1	15.3%	12.5%

Net Sales

Net sales increased 19% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 due to higher sales volumes of 15%, favorable combined price and mix of 3%, and a 1% increase from to foreign currency.
Gross Profit

Gross profit margins for the nine months ended September 30, 2021 increased 80 bps to 28.9% compared to 28.1% for the nine months ended September 30, 2020. Gross margin increased 160 bps from favorable price, 90 bps from favorable mix, and

40 bps from factory productivity which were partially offset by 130 bps from higher commodity costs, 50 bps from higher other product costs, 20 bps from higher freight and distribution costs, and 10 bps from higher warranty costs.

Selling, General and Administrative Expenses

SG&A increased $34 million to $447 million for the nine months ended September 30, 2021 compared to $413 million for the nine months ended September 30, 2020 primarily due to higher incentive compensation costs and higher other employee related costs. As a percentage of net sales, SG&A decreased 130 bps to 13.9% from 15.2%.

Losses (gains) and Other Expenses, Net

Losses (gains) and other expenses, net for the nine months ended September 30, 2021 and 2020 included the following (in millions):

	Nine Months Ended September 30,
	2021	2020
Realized (gains) losses on settled futures contracts	$(0.9)	$0.2
Foreign currency exchange gains	(1.6)	(3.0)
Gain on disposal of fixed assets	(0.6)	(0.4)
Other operating income	(0.9)	(1.7)
Net change in unrealized (gains) losses on unsettled futures contracts	0.1	—
Special legal contingency charges	1.0	0.9
Asbestos-related litigation	4.5	1.9
Environmental liabilities	1.8	1.5
Charges incurred related to COVID-19 pandemic	1.9	6.4
Other items, net	(0.6)	(0.2)
Losses (gains) and other expenses, net (pre-tax)	$4.7	$5.6

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

Restructuring Charges

Restructuring charges were $2 million for the first nine months of 2021 and $11 million for the nine months ended September 30, 2020. Charges primarily relate to several cost reduction actions taken in response to the economic impact of the COVID-19 pandemic on our business.

Gains and Losses related to Natural Disasters

The activity in this account for 2020 related to costs occured for natural disasters in our manufacturing facility in Iowa. There was no activity in 2021.

Income from Equity Method Investments

Income from equity method investments of $12 million for the nine months ended September 30, 2021 was materially consistent with the amount for the nine months ended September 30, 2020.

Interest Expense, net

Interest expense, net was down $3 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to lower borrowing costs.

Income Taxes

Our effective tax rate decreased to 19.0% for the nine months ended September 30, 2021 compared to 22.0% for the nine months ended September 30, 2020 primarily due to higher excess tax benefits from stock-based compensation and the recording of a valuation allowance on certain foreign deferred tax assets recorded in the first quarter of 2020.

Year-to-Date through September 30, 2021 Compared to Year-to-Date through September 30, 2020 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the nine months ended September 30, 2021 and 2020 (dollars in millions):

	Nine Months Ended September 30,
	2021	2020	Difference	% Change
Net sales	$2,155.3	$1,808.8	$346.5	19.2%
Profit	$430.1	$312.8	$117.3	37.5%
% of net sales	20.0%	17.3%
Net sales increased 19% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Sales volume was 15% higher, price and mix combined improved 3%, and foreign currency improved 1%.

Segment profit for the first nine months of 2021 compared to 2020 increased $117 million primarily due to $86 million from higher sales volume, $62 million from favorable price, $19 million from higher factory productivity, $6 million from favorable currency exchange, and $5 million from sourcing and engineering-led cost reductions. Partially offsetting these increases were $35 million from higher commodity costs and tariffs, $11 million from higher SG&A, $9 million from higher warranty and other product costs, $4 million from unfavorable mix, and $2 million from freight and distribution.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the nine months ended September 30, 2021 and 2020 (dollars in millions):

	Nine Months Ended September 30,
	2021	2020	Difference	% Change
Net sales	$663.4	$574.6	$88.8	15.5%
Profit	$95.3	$93.1	$2.2	2.4%
% of net sales	14.4%	16.2%

Net sales increased 16% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Sales volume was 12% higher, price and mix combined improved 3%, and foreign currency improved 1%.
Segment profit for the first nine months of 2021 compared to 2020 increased $2 million primarily due to $24 million from higher sales volume and $9 million from favorable price and mix. Partially offsetting these improvements were $11 million from higher other product costs, $8 million from factory inefficiencies, $4 million from higher freight and distribution costs, $3 million of higher SG&A costs, $3 million from higher commodity costs and tariffs, and $2 million from sourcing and engineering-led cost increases.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the nine months ended September 30, 2021 and 2020 (dollars in millions):

	Nine Months Ended September 30,
	2021	2020	Difference	% Change
Net sales	$410.6	$336.7	$73.9	21.9%
Profit	$35.8	$22.6	$13.2	58.4%
% of net sales	8.7%	6.7%

Net sales increased 22% for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Sales volume was 17% higher, foreign currency improved 3% and combined price and mix was 2% higher.

Segment profit for the first nine months of 2021 compared to 2020 increased $13 million primarily due to $21 million from higher volume, $7 million from favorable price and mix combined, $2 million from sourcing and engineering-led cost reductions, and $1 million from favorable foreign currency exchange. Partially offsetting these increases were $10 million from higher SG&A, $5 million from higher commodity costs, $2 million from higher other product costs, and $1 million from higher freight and distribution expense.

Corporate and Other

Corporate and other expenses decreased $2 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to changes in incentive compensation costs.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the nine months ended September 30, 2021 and 2020 (in millions):

	For the Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$396.3	$446.2
Net cash used in investing activities	(67.6)	(56.5)
Net cash used in financing activities	(410.5)	(365.0)

Net Cash Provided by Operating Activities - The change in net cash provided by operating activities for the nine months ended September, 30 2021 compared to the same period in 2020 reflects less favorable changes in working capital partially offset by an increase in operating income.

Net Cash Used in Investing Activities - Capital expenditures were $69 million for the nine months ended September 30, 2021 compared to $56 million in the same period of 2020. Capital expenditures in 2021 were primarily related to the expansion of manufacturing capacity and equipment, and investments in systems and software to support the overall enterprise.

Net Cash Used in Financing Activities - Net cash used in financing activities for the nine months ended September 30, 2021 increased to $411 million compared to $365 million in the same period of 2020. The change was primarily due to increased share repurchases in the current year compared to the prior year, which was partially offset by increased net borrowings. We repurchased $600 million of shares for the nine months ended September 30, 2021 and returned $93 million to shareholders through dividend payments. For additional information on share repurchases, refer to Note 5 in the Notes to the Consolidated

Financial Statements.

Debt Position

The following table details our lines of credit and financing arrangements as of September 30, 2021 (in millions):

Outstanding Borrowings
Current maturities of long-term debt:
Asset securitization program (2)	$290.0
Finance lease obligations	10.6
Debt issuance costs	—
Total current maturities of long-term debt	$300.6
Long-term debt:
Finance lease obligations	27.8
Domestic credit facility (1)	9.0
Senior unsecured notes	950.0
Debt issuance costs	(9.2)
Total long-term debt	977.6
Total debt	$1,278.2

(1) The available future borrowings on our domestic credit facility are $739.0 million, after being reduced by the outstanding borrowings and $2.0 million in outstanding standby letters of credit. Refer to Note 10 in the Notes to the Consolidated Financial Statements related to the terms of the Domestic Credit Facility.
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

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio decreased to 135% at September 30, 2021 from 102% at December 31, 2020.

As of September 30, 2021, our senior credit ratings were Baa2 with a stable outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $39 million, future cash generated from operations and available future borrowings are sufficient to fund operations, planned capital expenditures, future contractual obligations, potential share repurchases and dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $39 million as of September 30, 2021 was $18 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. An actual repatriation in the future from our non-U.S. subsidiaries could be subject to foreign withholding taxes and U.S. state taxes.
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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or results of operations. There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and in Form 10-Q for the quarter ended June 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In the third quarter of 2021, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans (in millions) (2)
July 1 through July 31	796	$329.44	—	$1,046.0
August 1 through August 28	530,291	$328.54	517,598	$846.0
August 29 through September 30	95,268	$330.15	90,882	$846.0
	626,355		608,480

(1) Includes 17,875 shares of common stock we repurchased in July, August and September of 2021 to satisfy employee tax-withholding obligations in connection with the exercise of long-term incentive awards.
(2) After $200.0 million related to the repurchase under the ASR agreement executed in August 2021. The stock repurchase was executed pursuant to a previously announced repurchase plan. In July 2021, the Board of Directors authorized an additional $1.0 billion of stock repurchases. See Note 5 in the Notes to the Consolidated Financial Statement for further details.

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

10.3	Form of Long-Term Incentive Award Agreement for Non-U.S. Employees (Vice President and Above) (for used under the 2019 Incentive Plan). (filed herewith)
22.1	List of Guarantor Subsidiaries
31.1	Certification of the principal executive officer (filed herewith).
31.2	Certification of the principal financial officer (filed herewith)
32.1	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101	INS XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101	SCH Inline XBRL Taxonomy Extension Schema Document
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101	LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNOX INTERNATIONAL INC.

By: /s/ Joseph W. Reitmeier
Joseph W. Reitmeier
Chief Financial Officer
(on behalf of registrant and as principal financial officer)

Date: October 25, 2021