Form 10-K
period 2021-12-31
LENNOX INTERNATIONAL INC
filed 2022-02-15
CIK 1069202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

As of June 30, 2021, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $13 billion based on the closing price of the registrant’s common stock on the New York Stock Exchange. As of February 4, 2022, there were 36,636,874 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2021 Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2021 Annual Meeting of Stockholders to be held on May 19, 2022 are incorporated by reference into Part III of this report.

Auditor Name: KPMG LLP                Auditor Location:     Dallas, Texas            Auditor Firm ID:    185

LENNOX INTERNATIONAL INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2021

PART I
Item 1. Business

References in this Annual Report on Form 10-K to “we,” “our,” “us,” “LII” or the “Company” refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

The Company

We are a global leader in energy-efficient climate-control solutions. We design, manufacture and market a broad range of products for the heating, ventilation, air conditioning and refrigeration (“HVACR”) markets. We have leveraged our expertise to become an industry leader known for innovation, quality and reliability. Our products and services are sold through multiple distribution channels under various brand names. The Company was founded in 1895, in Marshalltown, Iowa, by Dave Lennox, the owner of a machine repair business for railroads. He designed and patented a riveted steel coal-fired furnace, which led to numerous advancements in heating, cooling and climate control solutions.

Shown in the table below are our three business segments, the key products, services and well-known product and brand names within each segment and net sales in 2021 by segment. Segment financial data for 2021, 2020 and 2019, including financial information about foreign and domestic operations, is included in Note 3 of the Notes to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

Segment	Products & Services	Product and Brand Names	2021 Net Sales (in millions)
Residential Heating & Cooling	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, comfort control products, replacement parts and supplies	Lennox, Dave Lennox Signature Collection, Armstrong Air, Ducane, AirEase, Concord, MagicPak, ADP Advanced Distributor Products, Allied, Elite Series, Merit Series, Comfort Sync, Healthy Climate, Healthy Climate Solutions, iComfort ComfortSense and Lennox Stores	$2,775.6
Commercial Heating & Cooling	Unitary heating and air conditioning equipment, applied systems, controls, installation and service of commercial heating and cooling equipment, variable refrigerant flow commercial products	Lennox, Model L, CORE, Energence, Prodigy, Strategos, Landmark, Raider, Lennox VRF, Lennox National Account Services, Allied Commercial, MagicPak	864.8
Refrigeration	Condensing units, unit coolers, fluid coolers, air cooled condensers, air handlers, process chillers, controls, compressorized racks.	Heatcraft Worldwide Refrigeration, Lennox (Europe HVAC), Bohn, MAGNA, Larkin, Climate Control, Chandler Refrigeration, Friga-Bohn, HK Refrigeration, Hyfra, IntelliGen and Interlink	553.7
		Total	$4,194.1

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

The “Lennox” business and brands (“Dave Lennox Signature Collection,” “Elite Series,” “Merit Series,” “iComfort,” “ComfortSense” and “Healthy Climate Solutions”) are sold directly to independent installing dealers, making us one of the largest wholesale distributors of residential heating, ventilation, and air conditioning products in North America. We continue to invest in our network of 231 Lennox Stores across the United States and Canada. These stores provide an easy access solution for contractors and independent dealers to obtain universal service and replacement parts, supplies, convenience items, tools, Lennox equipment and OEM parts.

The Allied Air Enterprise business and brands (“Armstrong Air,” “AirEase,” “Concord,” “Ducane,” “Allied,” and “MagicPak”) include a full line of heating, ventilation and air conditioning products and are sold through independent wholesale distributors in the U.S. and Canada. The Allied Air Enterprise business also sells a full line of heating, ventilation and cooling equipment through private label brands.

The Advanced Distributor Products (“ADP”) business and brand (“ADP Advanced Distributor Products”) sells evaporator coils, air handlers and unit heaters to independent HVAC wholesale distributors across the U.S. and Canada.

Commercial Heating & Cooling

North America. In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. Our product offerings for these applications include rooftop units ranging from 2 to 50 tons of cooling capacity and split system/air handler combinations, which range from 1.5 to 20 tons of cooling capacity. These products are distributed primarily through commercial contractors and directly to national account customers. In 2021, we launched the Lennox Model L rooftop unit featuring the powerful CORE control system and advanced variable-speed technology to maximize rebates and energy savings. We believe the success of our products is attributable to their efficiency, design flexibility, total cost of ownership, low life-cycle cost, ease of service and advanced control technology.

National Account Services. National Account Service (“NAS”) provides installation, service and preventive maintenance for commercial HVAC national account customers in the United States and Canada.

Refrigeration

We manufacture and market equipment for the global commercial refrigeration markets under the Heatcraft Worldwide Refrigeration name.  We sell these products to distributors, installing contractors, engineering design firms, original equipment manufacturers and end-users. Our global manufacturing, distribution, sales and marketing footprint serves customers in approximately 100 countries worldwide.

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

International. In Europe, we manufacture and sell unitary HVAC products, which range from 2 to 70 tons of cooling capacity, and applied systems with up to 200 tons of cooling capacity. Our European products consist of small package units, rooftop units, chillers, air handlers and fan coils that serve medium-rise commercial buildings, shopping malls, other retail and entertainment buildings, institutional applications and other field-engineered applications. We manufacture heating and cooling products in several locations in Europe and market these products through both direct and indirect distribution channels in Europe, the United Kingdom, Eastern Europe, Turkey, Africa, and the Middle East.

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

•Residential Heating & Cooling - Carrier Global Corporation (Carrier, Bryant, Payne, Tempstar, Comfortmaker, Heil, Arcoaire, KeepRite, Day & Night); Trane Technologies plc (Trane, American Standard, Ameristar, Oxbox, RunTru); Paloma Industries, Inc. (Rheem, Ruud, Weather King); Johnson Controls, Inc. (York, Luxaire, Coleman); Daikin Industries, Ltd. (Daikin, Goodman, Amana, GMC); and Melrose Industries PLC (Maytag, Westinghouse, Frigidaire, Tappan, Philco, Kelvinator, Gibson, Broan, NuTone).

•Commercial Heating & Cooling - Carrier Global Corporation (Carrier, ICP Commercial); Trane Technologies plc (Trane); Paloma Industries, Inc. (Rheem, Ruud); Johnson Controls, Inc. (York); Daikin Industries, Ltd. (Goodman, McQuay); Melrose Industries PLC (Mammoth); and AAON, Inc.

•Refrigeration - Hussmann Corporation; Paloma Industries, Inc. (Rheem Manufacturing Company (Heat Transfer Products Group)); Emerson Electric Co. (Copeland); Carrier Global Corporation (Carrier); GEA Group (Kuba, Searle, Goedhart); Alfa Laval; Guntner GmbH; Kelvion - Profroid (Carrier); Panasonic Corp. (Sanyo); Technotrans; and Deltatherm.

Human Capital Management

Lennox’s success, in large part, relies on the character of our people. That character is reflected in Lennox’s core values of integrity, respect and excellence. Our continued success depends on our ability to attract, motivate, develop and retain employees who embody our core values.

Management strives to maintain the right number of employees with the necessary skills to match the expected demand for the products we manufacture and distribute. As of December 31, 2021, we employed approximately 11,000 people. Of these employees, approximately 4,800 were salaried and 6,200 were hourly. The number of hourly workers varies in order to match our labor needs during periods of fluctuating demand.

Approximately 2,500 of our employees, including international locations, are represented by unions. We believe we have good relationships with our employees and with the unions representing our employees. On November 1, 2021, our Marshalltown, Iowa-based union ratified a five-year labor agreement that was immediately effective. We currently do not anticipate any material adverse consequences resulting from negotiations to renew other collective bargaining agreements.

To succeed in an ever-changing and competitive labor market, we have identified priorities we believe are critical to our success in attracting, motivating, developing, and retaining employees. These include among other things: (1) providing competitive compensation and benefit programs, (2) providing career development programs, (3) promoting health and safety, and (4) championing a diverse and inclusive work environment. Further information is available in our Environmental Social and Governance (ESG) report available on our website.

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

Our senior managers, together with our human resources team, are devoted to promoting the above priorities to ensure we remain an employer of choice. We regularly conduct anonymous surveys to seek feedback from our employees on a variety of subjects, including safety, communications, diversity and inclusion, management support to succeed within our company, and career growth.

Despite these efforts, we have experienced, and could continue to experience, higher employee absenteeism, particularly in manufacturing and distribution locations, as a result of COVID-19-related concerns and other related factors. These concerns have decreased the pool of available qualified talent for certain functions. As a result, we have made and continue to make strong efforts to maintain and recruit qualified talent and are committed to being competitive to retain the best talent possible.

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

In the past, we have received notices that we are a potentially responsible party along with other potentially responsible parties in Superfund proceedings under the Comprehensive Environmental Response, Compensation and Liability Act for cleanup of hazardous substances at certain sites to which the potentially responsible parties are alleged to have sent waste. Based on the facts presently known, we do not believe environmental cleanup costs associated with any Superfund sites about which we have received notice that we are a potentially responsible party will be material to our results of operations.

E-Waste and Related Compliance. Many countries around the world as well as many states in the U.S. have enacted directives, laws, and regulations directed at preventing electrical and electronic equipment waste by encouraging reuse and recycling as well as restricting the use of hazardous products in electrical and electronic equipment. All HVACR products and certain components of such products are potentially subject to these types of requirements. We are not uniquely affected as compared to other manufacturers. We actively monitor the development and evolution of such requirements and believe we are well positioned to comply with such directives in the required time frames.

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

Information about our Executive Officers

Our executive officers, their present positions and their ages are as follows as of February 4, 2022:

Name	Age	Position
Todd M. Bluedorn	58	Chairman of the Board and Chief Executive Officer
Joseph W. Reitmeier	57	Executive Vice President, Chief Financial Officer
Douglas L. Young	59	Executive Vice President, President and Chief Operating Officer, Residential Heating & Cooling
Gary S. Bedard	57	Executive Vice President, President and Chief Operating Officer, Worldwide Refrigeration
Prakash Bedapudi	55	Executive Vice President, Chief Technology Officer
Daniel M. Sessa	57	Executive Vice President, Chief Human Resources Officer
John D. Torres	63	Executive Vice President, Chief Legal Officer and Secretary
Elliot Zimmer	45	Executive Vice President, President and Chief Operating Officer, North America Commercial Heating & Cooling
Chris A. Kosel	54	Vice President, Chief Accounting Officer and Controller

Todd M. Bluedorn was appointed Chief Executive Officer and was elected to our Board of Directors in April 2007. Mr. Bluedorn was elected Chairman of the Board of Directors in May 2012. Prior to joining Lennox International, Mr. Bluedorn served in numerous senior management positions for United Technologies since 1995, including President, Americas - Otis Elevator Company; President, North America - Commercial Heating, Ventilation and Air Conditioning for Carrier Corporation; and President, Hamilton Sundstrand Industrial. He began his professional career with McKinsey & Company in 1992. A graduate of the United States Military Academy at West Point with a bachelor of science in electrical engineering, Mr. Bluedorn is Ranger qualified and served in the U.S. Army as a Combat Engineer officer from 1985 to 1990. He received his MBA from Harvard University School of Business in 1992. Mr. Bluedorn also serves on the Board of Directors of Texas Instruments Incorporated, a global designer and manufacturer of semiconductors, and on the Board of Trustees of Washington University in St. Louis. Mr. Bluedorn served on the Board of Directors of Eaton Corporation, a diversified industrial manufacturer from 2010 to 2020. Mr. Bluedorn possesses considerable industry knowledge and executive leadership experience. Mr. Bluedorn’s extensive knowledge of our Company and its business, combined with his drive for excellence and innovation, position him well to serve as CEO and a director of our Company. In July 2021, Mr. Bluedorn advised our Board of Directors that he intended to resign as Chief Executive Officer and as Chairman and a member of our Board of Directors in mid-2022.

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

Elliot S. Zimmer was appointed President and Chief Operating Officer LII North America Commercial Heating and Cooling November 1, 2019. He most recently served as Vice President and General Manager of Lennox North America commercial equipment business. Previously, Elliot served as Vice President, Worldwide Supply Chain and Logistics and led our business development efforts. Prior to joining LII in 2010, Elliot served as director of capacity planning and operations at Dr Pepper Snapple Group and as a senior associate with McKinsey and Company. After receiving his bachelor of science degree in systems engineering from the United States Military Academy, he served as a Captain in the United States Army and then received his MBA from the Harvard Business School.

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

Business and Operational Risks

We May Not be Able to Compete Favorably in the Competitive HVACR Business.

Substantially all of the markets in which we operate are competitive. The most significant competitive factors we face are product reliability, product performance, reputation of our company and brands, service and price and global supply chain constraints resulting from the ongoing COVID-19 pandemic, with the relative importance of these factors varying among our product lines. Other factors that affect competition in the HVACR market include the development and application of new technologies, an increasing emphasis on the development of more efficient HVACR products and new product introductions. We may not be able to adapt to market changes as quickly or effectively as our current and future competitors. Also, the establishment of manufacturing operations in low-cost countries could provide cost advantages to existing and emerging competitors. Some of our competitors may have greater financial resources than we have, allowing them to invest in more extensive research and development and/or marketing activity and making them better able to withstand adverse HVACR market conditions. Current and future competitive pressures may cause us to reduce our prices or lose market share, or could negatively affect our cash flow, all of which could have a material adverse effect on our results of operations.

If We Cannot Successfully Execute our Business Strategy, Our Results of Operations Could be Adversely Impacted.

Our future success depends on our continued investment in research and new product development as well as our ability to commercialize new HVACR technological advances in domestic and global markets. If we are unable to continue to timely and successfully develop and market new products, achieve technological advances, or extend our business model and technological advances into international markets, our business and results of operations could be adversely impacted.

We are engaged in various manufacturing rationalization actions designed to achieve our strategic priorities of manufacturing, sourcing, and distribution excellence and of lowering our cost structure. For example, we are continuing to reorganize our North American distribution network in order to better serve our customers’ needs by deploying parts and equipment inventory closer to them and are expanding our sourcing activities outside of the U.S. In such case, our results of operations and profitability may be negatively impacted, making us less competitive and potentially causing us to lose market share.

Our Ability to Meet Customer Demand may be Limited by Our Single-Location Production Facilities, Reliance on Certain Key Suppliers and Unanticipated Significant Shifts in Customer Demand.

We manufacture many of our products at single-location production facilities. In certain instances, we heavily rely on suppliers who also may concentrate production in single locations or source unique, necessary products from only one supplier. Any significant interruptions in production at one or more of our facilities, or at a facility of one of our key suppliers, could negatively impact our ability to deliver our products to our customers. We experienced such an event in July 2018, when our manufacturing facility in Marshalltown, Iowa was severely damaged by a tornado, and we continue to experience disruptions in supply due to COVID-19.

Further, even with all of our facilities running at full production, we could potentially be unable to fully meet demand during an unanticipated period of exceptionally high demand. Our inability to meet our customers’ demand for our products could have a material adverse effect on our business, financial condition, and results of operations.

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

Third parties may also claim that we are infringing upon their intellectual property rights. If we do not license infringed intellectual property or if we are required to substitute similar technology from another source, our operations could be adversely affected. Even if we believe that intellectual property claims are without merit, they can be time consuming, require significant resources and be costly to defend. Claims of intellectual property infringement also might require us to redesign affected products, pay costly damage awards, or face injunction prohibiting us from manufacturing, importing, marketing, or selling certain of our products. Even if we have agreements to indemnify us, indemnifying parties may be unable or unwilling to do so.

Our Operations Can Be Adversely Affected By Our Ability to Attract, Motivate, Develop, and Retain Our Employees, Labor Shortages and Work Stoppages, Turnover, Labor Cost Increases and Other Labor Relations Problems.

We are committed to attracting, motivating, developing, and retaining our employees to ensure we remain an employer of choice. Despite our efforts, we have experienced, and could continue to experience, higher employee turnover and absenteeism, particularly in manufacturing and distribution locations, as a result of COVID-19 related concerns and other factors. A number of factors may adversely affect the labor force available or increase labor costs, including high employment levels, related competition, and federal unemployment subsidies, such as unemployment benefits offered in response to the COVID-19 pandemic. These concerns have decreased the pool of available qualified talent for certain functions. In addition, as of December 31, 2021, approximately 24% of our workforce, including international locations, was unionized. Our Marshalltown, Iowa-based union ratified a five-year labor agreement on November 1, 2021; however, the results of future negotiations with unions are uncertain. If we are unsuccessful in meeting these challenges, our results of operations could be materially impacted.

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

Industry Risks

Our Financial Performance Is Affected by the Conditions and Performance of the U.S. Construction Industry.

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

Cooler than Normal Summers and Warmer than Normal Winters May Depress Our Sales.

Demand for our products and for our services is seasonal and strongly affected by the weather. Cooler than normal summers depress our sales of replacement air conditioning and refrigeration products and services. Similarly, warmer than normal winters have the same effect on our heating products and services. The effects of climate change, such as extreme weather conditions and events and water scarcity, may exacerbate fluctuations in typical weather patterns, creating financial risks to our business.

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

The ongoing COVID-19 pandemic has resulted in increased global supply chain constraints and disruption to the operations of certain of our suppliers and we cannot predict the duration or severity of current supply-chain issues, including increased input material costs and component shortages, delivery disruptions and delays, and inflation. Additionally, the effects of climate change, including extreme weather events, long-term changes in temperature levels, water availability, increased cost for decarbonizing process heating, supply costs impacted by increasing energy costs, or energy costs impacted by carbon prices or offsets may exacerbate supply chain constraints and disruption. Resulting supply chain constraints have required, and may continue to require, in certain instances, alternative delivery arrangements and increased costs and could have a material adverse effect on our business and operations.

In addition, we use derivatives to hedge price risk associated with forecasted purchases of certain raw materials. Our hedged prices could result in paying higher or lower prices for commodities as compared to the market prices for those commodities when purchased.

Legal, Tax and Regulatory Risks

Changes in Environmental and Climate-Related Legislation, Government Regulations, or Policies Could Have an Adverse Effect on Our Results of Operations.

The sales, gross margins, and profitability for each of our segments could be directly impacted by changes in legislation, government regulations, or policies (collectively, “LRPs”) relating to global climate change and other environmental initiatives and concerns. These LRPs, implemented under global, national, and sub-national climate objectives or policies, can include changes in environmental and energy efficiency standards and tend to target the global warming potential of refrigerants and hydrofluorocarbons, equipment energy efficiency, and combustion of fossil fuels as a heating source. Many of our products consume energy and use refrigerants and hydroflurocarbons. LRPs that seek to reduce greenhouse gas emissions may require us to make increased capital expenditures to develop or market new products to meet new LRPs. Further, our customers and the markets we serve may impose emissions or other environmental standards through LRPs or consumer preferences that may require additional time, capital investment, or technological advancement. Our inability or delay in developing or marketing products that match customer demand while also meeting applicable LRPs may negatively impact our results.

There continues to be a lack of consistent climate legislation and regulations, which creates economic and regulatory uncertainty. Such regulatory uncertainty could adversely impact the demand for energy efficient buildings and could increase costs of compliance. Additionally, the extensive and ever-changing legislation and regulations could impose increased liability for remediation costs and civil or criminal penalties in cases of non-compliance. Because these laws are subject to frequent change, we are unable to predict the future costs resulting from environmental compliance.

Changes in U.S. Trade Policy, Including the Imposition of Tariffs and the Resulting Consequences, Could Have an Adverse Effect on our Results of Operations.

The U.S. government has made changes in U.S. trade policy over the past several years. These changes include renegotiating and terminating certain existing bilateral or multi-lateral trade agreements, such as the North American Free Trade Agreement, and initiating tariffs on certain foreign goods from a variety of countries and regions, most notably China. These changes in U.S. trade policy have resulted in, and may continue to result in, one or more foreign governments adopting responsive trade policies that make it more difficult or costly for us to do business in or import our products or components from those countries. The sales, gross margins, and profitability for each of our segments could be directly impacted by changes in tariffs and trade agreements.

We cannot predict the extent to which the U.S. or other countries will impose new or additional quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The continuing adoption or expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, operating results, and financial condition.

We May Incur Substantial Costs as a Result of Claims Which Could Have an Adverse Effect on Our Results of Operations.

The development, manufacture, sale and use of our products involve warranty, intellectual property infringement, and product liability claims, and other liabilities and risks for the installation and service of our products. Our product liability insurance policies have limits that, if exceeded, may result in substantial costs that could have an adverse effect on our results of operations. In addition, warranty claims are not covered by our product liability insurance and certain product liability claims may also not be covered by our product liability insurance.

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

We are Subject to Claims, Lawsuits, and Other Litigation That Could Have an Adverse Effect on Our Results of Operations.

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

General Risk Factors

The COVID-19 Pandemic Has Disrupted Our Business Operations and Results of Operations.

A novel strain of coronavirus or, COVID-19, surfaced in late 2019 and has spread around the world. Since 2020, the spread of COVID-19 and the developments surrounding the global pandemic disrupted our business operations and affected our results of operations. In 2021, the COVID-19 pandemic continued to create supply chain disruptions and higher employee absenteeism in our factories and distribution locations. As the COVID-19 pandemic continues, health concern risks remain. We cannot predict whether any of our manufacturing, operational, or distribution facilities will experience any future disruptions, or how long such disruptions would last.

In 2021, various forms of a vaccine for COVID-19 were approved and began to be distributed. However, the large scale and challenging logistics of distributing the vaccines, as well as uncertainty over the efficacy of the vaccines against new variants of the virus, may impact the economy as well as our operations in the future.

While we are experiencing positive results despite the COVID-19 pandemic, there remains uncertainty regarding how COVID-19 will impact our results in the future. The effects of the COVID-19 pandemic may continue for a significant period of time and may adversely affect our business, results of operations and financial condition even after the COVID-19 pandemic has subsided. The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including the duration and scope of the pandemic; governmental, business, and individuals’ actions in response to the pandemic; our ability to maintain sufficient qualified personnel due to employee illness, quarantine, willingness to return to work, vaccine and/or testing mandates, face-coverings and other safety requirements, general scarcity of employees, or travel and other restrictions; current global supply chain disruptions caused by the COVID-19 pandemic; and the impact on economic activity, including financial market instability.

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

We cannot predict the likelihood, duration, or severity of any future disruption in financial markets or any adverse economic conditions in the U.S. and other countries.

Our International Operations Subject Us to Risks Including Foreign Currency Fluctuations, Regulations and Other Risks.

We earn revenue, pay expenses, own assets, and incur liabilities in countries using currencies other than the U.S. dollar. Our Consolidated Financial Statements are presented in U.S. dollars and we translate revenue, income, expenses, assets, and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar relative to other currencies may affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. However, we cannot assure that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, would not materially affect our financial results.

In addition to the currency exchange risks inherent in operating in foreign countries, our international sales, and operations, including purchases of raw materials from international suppliers, are subject to risks associated with local government laws, regulations, and policies (including those related to tariffs and trade barriers, investments, taxation, exchange controls, employment regulations and changes in laws and regulations). Our international sales and operations are also sensitive to changes in foreign national priorities, including government budgets, as well as to geopolitical and economic instability. International transactions may involve increased financial and legal risks due to differing legal systems and customs in foreign countries, as well as compliance with anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. The ability to manage these risks could be difficult and may limit our operations and make the manufacture and sale of our products internationally more difficult, which could negatively affect our business and results of operations.

Conflicts, wars, natural disasters, climate change, infectious disease outbreaks or terrorist acts could also cause significant damage or disruption to our operations, employees, facilities, systems, suppliers, supply chain, distributors, resellers, or customers in the United States and internationally for extended periods of time and could also affect demand for our products.

Net sales outside of the United States comprised approximately 13% of our total net sales in 2021.

Security Breaches and Other Disruptions or Misuse of Information Systems We Rely Upon Could Affect Our Ability to Conduct Our Business Effectively.

Our information systems and those of our business partners are important to our business activities. We also outsource various information systems, including data management, to third-party service providers. Despite our security measures as well as those of our business partners and third-party service providers, the information systems we rely upon may be vulnerable to interruption or damage from computer hackings, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination thereof. Attempts have been made to attack our information systems, but we do not believe that material harm has resulted. While we have implemented controls and taken other preventative actions to strengthen these systems against future attacks, we can give no assurance that these controls and preventative actions will be effective. Any breach of data security could result in a disruption of our services or improper disclosure of personal data or confidential information, which could harm our reputation, require us to expend resources to remedy such a security breach or defend against further attacks or subject us to liability under laws that protect personal data, resulting in increased operating costs or loss of revenue.

We May Not be Able to Successfully Integrate and Operate Businesses that We May Acquire nor Realize the Anticipated Benefits of Strategic Relationships We May Form.

From time to time, we may seek to complement or expand our businesses through strategic acquisitions, joint ventures, and strategic relationships. The success of these transactions will depend, in part, on our ability to timely identify those relationships, negotiate and close the transactions and then integrate, manage, and operate those businesses profitably. If we are unable to successfully do those things, we may not realize the anticipated benefits associated with such transactions, which could adversely affect our business and results of operations.

Any Future Determination that a Significant Impairment of the Value of Our Goodwill Intangible Asset Occurred Could Have an Adverse Effect on Our Results of Operations.

As of December 31, 2021, we had goodwill of $186.6 million on our Consolidated Balance Sheet. Any future determination that an impairment of the value of goodwill occurred would require a write-down of the impaired portion of goodwill to fair value and would reduce our assets and stockholders’ equity and could have a material adverse effect on our results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following chart lists our principal domestic and international manufacturing, distribution and office facilities as of December 31, 2021 and indicates the business segment that uses such facilities, the approximate size of such facilities and whether such facilities are owned or leased. Also included in the chart are large warehouses that hold significant inventory balances.

Location	Segment	Type or Use of Facility	Approx. Sq. Ft. (In thousands)	Owned/Leased
Saltillo, Mexico	Residential Heating & Cooling	Manufacturing & Distribution	1,081	Owned
Marshalltown, IA	Residential Heating & Cooling	Manufacturing & Distribution	1,000	Owned & Leased
Orangeburg, SC	Residential Heating & Cooling	Manufacturing & Distribution	900	Owned & Leased
Grenada, MS	Residential Heating & Cooling	Manufacturing & Distribution	395	Owned & Leased
Romeoville, IL	Residential Heating & Cooling	Distribution & Office	697	Leased
McDonough, GA	Residential Heating & Cooling	Distribution	254	Leased
Grove City, OH	Residential Heating & Cooling	Distribution	279	Leased
Concord, NC	Residential Heating & Cooling	Distribution	248	Leased
Pittston, PA	Residential Heating & Cooling	Distribution	144	Leased
Eastvale, CA	Residential & Commercial Heating & Cooling	Distribution	377	Leased
Carrollton, TX	Residential & Commercial Heating & Cooling	Distribution	252	Leased
Brampton, Canada	Residential & Commercial Heating & Cooling	Distribution	251	Leased
Houston, TX	Residential & Commercial Heating & Cooling	Distribution	204	Leased
Orlando, FL	Residential & Commercial Heating & Cooling	Distribution	173	Leased
Middletown, PA	Residential & Commercial Heating & Cooling	Distribution	166	Leased
Lenexa, KS	Residential & Commercial Heating & Cooling	Distribution	147	Leased
East Fife, WA	Residential & Commercial Heating & Cooling	Distribution	112	Leased
Calgary, Canada	Residential & Commercial Heating & Cooling	Distribution	145	Leased
Stuttgart, AR	Commercial Heating & Cooling	Manufacturing	750	Owned
Jessup, PA	Commercial Heating & Cooling	Distribution	130	Leased
Longvic, France	Refrigeration	Manufacturing	142	Owned
Longvic, France	Refrigeration	Distribution	133	Owned
Burgos, Spain	Refrigeration	Manufacturing	140	Owned
Mions, France	Refrigeration	Research & Development	129	Owned
Genas, France	Refrigeration	Manufacturing, Distribution & Offices	111	Owned
Tifton, GA	Refrigeration	Manufacturing & Distribution	738	Owned & Leased
Stone Mountain, GA	Refrigeration	Manufacturing & Business Unit Headquarters	139	Owned
Richardson, TX	Corporate and other	Corporate Headquarters	356	Owned & Leased
Carrollton, TX	Corporate and other	Research & Development	294	Owned
Chennai, India	Corporate and other	Research & Development & Office	67	Leased

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

Holders of Common Stock

As of the close of business on February 4, 2022, approximately 548 holders of record held our common stock.
Comparison of Total Stockholder Return

The following graph compares the cumulative total returns of LII’s common stock with the cumulative total returns of the Standards & Poor’s Midcap 400 Index, a broad index of mid-size U.S. companies of which the Company is a part, and with a peer group of U.S. industrial manufacturing and service companies in the HVACR businesses. The graph assumes that $100 was invested on December 31, 2016, with dividends reinvested. Our peer group includes AAON, Inc., Comfort Systems USA, Inc., Johnson Controls Inc., and Watsco, Inc.

This performance graph and other information furnished under this Comparison of Total Stockholder Return section shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Our Purchases of Company Equity Securities

Our Board of Directors has authorized a total of $4 billion to repurchase shares of our common stock (collectively referred to as the “Share Repurchase Plans”), including an incremental $1.0 billion share repurchase authorization in July 2021. The Share Repurchase Plans authorize open market repurchase transactions and do not have a stated expiration date. As of December 31, 2021, $846 million is available to repurchase shares under the Share Repurchase Plans.

In the fourth quarter of 2021, we purchased shares of our common stock as follows:

	Total Shares Purchased (1)	Average Price Paid per Share (including fees)	Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans (in millions)
October 1 through October 30	3,293	$296.81	—	846.0
October 31 through November 27	306	307.87	—	846.0
November 28 through December 31	15,061	327.75	—	846.0
	18,660		—

(1) These shares of common stock were surrendered to LII to satisfy employee tax-withholding obligations in connection with the exercise of long-term incentive awards.

Item 6. Selected Financial Data

Not applicable

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

Financial Highlights

•Net sales increased $560 million, or 15%, to $4,194 million in 2021 from $3,634 million in 2020.
•Operating income in 2021 was $590 million compared to $479 million in 2020.
•Net income in 2021 increased to $464 million from $356 million in 2020.
•Diluted earnings per share from continuing operations were $12.39 per share in 2021 compared to $9.26 per share in 2020.
•We generated $516 million of cash flow from operating activities in 2021 compared to $612 million in 2020.
•In 2021, we returned $127 million to shareholders through dividend payments and we used $600 million to purchase 1.9 million shares of stock under our Share Repurchase Plans.

Overview of Results

The Residential Heating & Cooling segment performed well in 2021, with an 18% increase in net sales and a $112 million increase in segment profit compared to 2020 primarily due to higher sales volumes. Our Commercial Heating & Cooling segment saw an increase in net sales of 8% and a $26 million decrease in segment profit compared to 2020 primarily due to increased combined price and sales mix and increased product costs, respectively. Sales in our Refrigeration segment increased 17% and segment profit increased $16 million compared to 2020 primarily due to higher sales volumes.

Results of Operations

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in millions):

	For the Years Ended December 31,
	2021		2020		2019
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net sales	$4,194.1	100.0%	$3,634.1	100.0%	$3,807.2	100.0%
Cost of goods sold	3,005.7	71.7%	2,594.0	71.4%	2,727.4	71.6%
Gross profit	1,188.4	28.3%	1,040.1	28.6%	1,079.8	28.4%
Selling, general and administrative expenses	598.9	14.3%	555.9	15.3%	585.9	15.4%
Losses (gains) and other expenses, net	9.2	0.2%	7.4	0.2%	8.3	0.2%
Restructuring charges	1.8	—%	10.8	0.3%	10.3	0.3%
Loss (gain), net on sale of businesses and related property	—	—%	—	—%	10.6	0.3%
(Gain) loss from natural disasters, net of insurance recoveries	—	—%	3.1	0.1%	(178.8)	(4.7)%
Income from equity method investments	(11.8)	(0.3)%	(15.6)	(0.4)%	(13.4)	(0.4)%
Operating income	$590.3	14.1%	$478.5	13.2%	$656.9	17.3%
Loss from discontinued operations	—	—%	(0.8)	—%	(0.1)	—%
Net income	$464.0	11.1%	$356.3	9.8%	$408.7	10.7%

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020 - Consolidated Results

Net Sales

Net sales increased 15% in 2021 compared to 2020, driven by higher sales volumes of 11% and an improved combined price and mix of 4%. The increase in volume and price and mix was due to strong demand across all three of our business segments.

Gross Profit

Gross profit margins for 2021 decreased 30 basis points (“bps”) to 28.3% compared to 28.6% in 2020. Gross profit margin decreased 180 bps from higher commodity costs, 90 bps from other product costs, 20 bps from higher freight and distribution costs, and 10 bps for lower factory efficiency. Partially offsetting these cost increases was 270 bps from favorable combined price and mix.

Selling, General and Administrative Expenses

SG&A expenses increased by $43 million in 2021 compared to 2020. As a percentage of net sales, SG&A expenses decreased 100 bps from 15.3% to 14.3% in the same periods primarily due to lower discretionary expenditures.
Losses (Gains) and Other Expenses, Net

Losses (gains) and other expenses, net for 2021 and 2020 included the following (in millions):

	For the Years Ended December 31,
	2021	2020
Realized (gains) losses on settled futures contracts	$(1.2)	$0.1
Foreign currency exchange gains	(2.2)	(3.6)
Gain on disposal of fixed assets	(0.2)	(0.2)
Other operating income	(1.5)	(2.2)
Net change in unrealized gains on unsettled futures contracts	—	(0.3)
Special legal contingency charges	1.3	1.1
Asbestos-related litigation	5.4	5.6
Environmental liabilities	2.9	(1.4)
Charges incurred related to COVID-19 pandemic	2.2	8.3
Other items, net	2.5	—
Losses and other expenses, net (pre-tax)	$9.2	$7.4

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

Foreign currency exchange gains decreased in 2021 primarily due to weakening in foreign exchange rates in our primary markets. The special legal contingency charges in 2021 relate to outstanding legal settlements. The asbestos-related litigation relates to known and estimated future asbestos matters. The environmental liabilities relate to estimated remediation costs for contamination at some of our facilities. Refer to Note 5 in the Notes to the Consolidated Financial Statements for more information on litigation, including the asbestos-related litigation, and the environmental liabilities.

Restructuring Charges

Restructuring charges were $1.8 million in 2021 compared to $10.8 million in 2020. Charges in 2021 were related to ongoing cost reduction actions taken in prior years. The charges in 2020 related primarily to several cost reduction actions taken in response to the economic impact of the COVID-19 pandemic on our business. These actions consisted of employee terminations for positions that were no longer needed to support the business, selective facility closures, and cancellations of certain sales and marketing activities. For more information on our restructuring activities, see Note 8 in the Notes to the Consolidated Financial Statements.

Goodwill

We performed a qualitative impairment analysis and noted no indicators of goodwill impairment for the year ended December 31, 2021. We did not record any goodwill impairments in 2021 or 2020. Refer to Note 10 in the Notes to the Consolidated Financial Statements for more information on goodwill.

Asset Impairments

We did not have any impairments of assets related to continuing operations in 2021 or 2020.

Pension Settlement

We did not have significant pension buyout activity in 2021 and 2020. Refer to Note 11 in the Notes to the Consolidated Financial Statements for more information on pensions and employee benefit plans.

Income from Equity Method Investments

Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments was $12 million in 2021 compared to $16 million in 2020. The decrease is due to rising production costs at the joint ventures.

Interest Expense, net

Net interest expense of $25 million in 2021 decreased from $28 million in 2020 primarily due to lower borrowing and lower borrowing costs.

Income Taxes

The income tax provision was $96 million in 2021 compared to $88 million in 2020, and the effective tax rate was 17.2% in 2021 compared to 19.8% in 2020. The 2021 and 2020 effective tax rates differ from the statutory rate of 21% primarily due to state and foreign taxes. Refer to Note 13 in the Notes to the Consolidated Financial Statements for more information on income taxes.

Loss from Discontinued Operations

Losses from discontinued operations were immaterial in 2021 and 2020 and relate to changes in retained product liabilities and general liabilities for the Service Experts business sold in 2013 and the Hearth business sold in 2012.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment’s net sales and profit for 2021 and 2020 (dollars in millions):

	For the Years Ended December 31,
	2021	2020	Difference	% Change
Net sales	$2,775.6	$2,361.5	$414.1	18%
Profit	$540.3	$428.5	$111.8	26%
% of net sales	19.5%	18.1%
Residential Heating & Cooling net sales increased 18% in 2021 compared to 2020. Sales volume increased 13%, price increased 5% and favorable foreign currency exchange rates caused an increase of 1%. Partially offsetting these increases was a 1% reduction due to unfavorable product mix.

Segment profit in 2021 increased $112 million compared to 2020 due to $108 million from favorable pricing, $91 million from higher sales volume, $9 million from favorable foreign currency exchange, $5 million from higher factory productivity, and $2 million from sourcing and engineering-led cost reductions. Partially offsetting these increases were $59 million from commodity costs, $20 million from higher warranty and other product costs, $14 million from higher SG&A, $5 million from unfavorable product mix, and $5 million from lower income from equity method investments.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment’s net sales and profit for 2021 and 2020 (dollars in millions):

	For the Years Ended December 31,
	2021	2020	Difference	% Change
Net sales	$864.8	$800.9	$63.9	8%
Profit	$110.9	$136.9	$(26.0)	(19)%
% of net sales	12.8%	17.1%

Commercial Heating & Cooling net sales increased 8% in 2021 compared to 2020. Price and mix combined increased 4%, sales volume was 3% higher, and foreign currency improved 1%.

Segment profit in 2021 decreased $26 million compared to 2020 due to $17 million from higher other product costs, $14 million from factory inefficiencies, $6 million from sourcing and engineering-led cost increases, $6 million from higher commodity costs, $6 million from higher freight and distribution costs, $4 million from higher SG&A costs, and $1 million from unfavorable foreign currency. Partially offsetting these declines was a favorable increase in combined price and mix of $19 million and $9 million from higher sales volume.

Refrigeration

The following table presents our Refrigeration segment’s net sales and profit for 2021 and 2020 (dollars in millions):

	For the Years Ended December 31,
	2021	2020	Difference	% Change
Net sales	$553.7	$471.7	$82.0	17%
Profit	$49.1	$32.8	$16.3	50%
% of net sales	8.9%	7.0%

Net sales increased 17% in 2021 compared to 2020. Sales volume increased 14%, price increased 3%, and foreign currency improved 1%. Partially offsetting these increases was a 1% reduction due to unfavorable mix.

Segment profit in 2021 increased $16 million compared to 2020 due to $23 million from higher sales volume, $13 million from higher price, $3 million from higher factory productivity, and $1 million from higher income from equity method investments. Partially offsetting these increases were $10 million from higher SG&A, $8 million from higher commodity costs, $2 million from higher other product costs, $2 million from unfavorable product mix, and $2 million from higher freight and distribution costs.

Corporate and Other

Corporate and other expenses increased by $5 million in 2021 compared to 2020 primarily due to increased headcount and increases in incentive compensation costs.

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
Losses (Gains) and Other Expenses, Net

Losses (gains) and other expenses, net for 2020 and 2019 included the following (in millions):

	For the Years Ended December 31,
	2020	2019
Realized losses on settled futures contracts	$0.1	$0.4
Foreign currency exchange gains	(3.6)	(1.5)
Gain on disposal of fixed assets	(0.2)	(0.2)
Net change in unrealized gains on unsettled futures contracts	(0.3)	(0.5)
Other operating income	(2.2)	(1.7)
Special legal contingency charges	1.1	1.2
Asbestos charges	5.6	3.1
Environmental liabilities	(1.4)	5.7
Losses from pandemic	8.3	—
Other items, net	—	1.8
Losses (gains) and other expenses, net	$7.4	$8.3

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

Segment profit in 2020 declined $36 million compared to 2019 due to $99 million of non-recurring insurance proceeds for lost profits related to the Marshalltown tornado, $10 million of higher warranty and other product costs, $5 million of higher tariffs, $3 million of combined price and mix, and $1 million of factory inefficiency. Partially offsetting these declines were $25 million of lower SG&A, $25 million of engineering and sourcing led cost reductions, $17 million from lower commodity costs, $8 million of lower freight and distribution expense, $5 million of higher sales volume, and $2 million of higher income from equity method investments.

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

Segment profit in 2020 decreased $29 million compared to 2019 due to $47 million of lower sales volume and $10 million of unfavorable mix. Partially offsetting these declines were $9 million of lower SG&A, $7 million of engineering and sourcing led cost reductions, $6 million from lower commodity costs, $2 million of factory productivity, $2 million of other product costs, $1 million of lower tariffs on imports, and $1 million of favorable foreign currency exchange rates.

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

Segment profit in 2020 decreased $29 million compared to 2019 due to $26 million of lower sales volumes, $10 million of factory inefficiency, $5 million of other product costs and warranty, $2 million from non-recurring European refrigerant quota sales, $1 million of combined price and mix, and $1 million from lower income from equity method investments. Partially offsetting these declines were $5 million from lower commodity costs, $4 million of engineering and sourcing led cost reductions, $4 million lower SG&A, $1 million lower freight and distribution expense, $1 million of higher profit due to the divestiture of the Kysor Warren business, and $1 million of favorable foreign currency exchange rates.

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

Statement of Cash Flows

The following table summarizes our cash flow activity for the years ended December 31, 2021, 2020 and 2019 (in millions):

	2021	2020	2019
Net cash provided by operating activities	$515.5	$612.4	$396.1
Net cash (used in) provided by investing activities	(106.4)	(79.7)	15.9
Net cash used in financing activities	$(498.7)	$(441.8)	$(423.4)

Net Cash Provided by Operating Activities - Net cash provided by operating activities decreased $96 million to $516 million in 2021 compared to $612 million in 2020. The decrease was primarily attributable to increases in working capital partially offset by an increase in net income.

Net Cash (Used in) Provided by Investing Activities - Net cash used in investing activities increased $27 million from 2020 to 2021 primarily due to increased capital expenditures. Capital expenditures were $107 million, $79 million and $106 million in 2021, 2020 and 2019, respectively. Capital expenditures in 2021 were primarily related to the expansion of our manufacturing capacity and equipment and investments in systems and software to support the overall enterprise.

Net Cash Used in Financing Activities - Net cash used in financing activities increased to $499 million in 2021 from $442 million in 2020. The increase is primarily due to an increase in share repurchases in 2021 partially offset by net borrowings and repayments on debt. During 2021 we repurchased $600 million of shares compared to $100 million of shares in 2020. We also returned $127 million to shareholders through dividend payments in 2021. For additional information on share repurchases, refer to Note 6 in the Notes to the Consolidated Financial Statements.

Debt Position

The following table details our lines of credit and financing arrangements as of December 31, 2021 (in millions):

Outstanding Borrowings
Current maturities of long-term debt:
Asset Securitization Program (1)	$—
Capital lease obligations	11.3
Debt issuance costs	—
Total current maturities of long-term debt	$11.3
Long-term debt:
Asset Securitization Program (1)	$250.0
Capital lease obligations	29.0
Domestic credit facility (2)	6.5
Senior unsecured notes	950.0
Debt issuance costs	(9.0)
Total long-term debt	1,226.5
Total debt	$1,237.8

(1)The maximum securitization amount ranges from $300.0 million to $450.0 million, depending on the period. The maximum capacity of the Asset Securitization Program (“ASP”) is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP. Refer to Note 14 in the Notes to the Consolidated Financial Statements for more details.
(2)The total capacity on the facility is $750.0 million. The amount available future borrowings on our domestic credit facility are $742 million after being reduced by the outstanding borrowings and $2 million in outstanding standby letters of credit as of December 31, 2021.

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

The Credit Agreement is guaranteed by certain of our subsidiaries and contains customary covenants applicable to us and its subsidiaries including limitations on indebtedness, liens, dividends, stock repurchases, mergers and sales of all or substantially all of its assets. In addition, the Credit Agreement contains a financial covenant requiring us to maintain, as of the last day of each fiscal quarter for the four prior fiscal quarters, a Total Net Leverage Ratio of no more than 3.50 to 1.00 (or, at our election, on up to two occasions following a material acquisition, 4.00 to 1.00). The Credit Agreement is subject to customary events of default, including non-payment of principal or other amounts under the Credit Agreement, material inaccuracy of representations and warranties, breach of covenants, cross-default to other indebtedness in excess of $75 million, judgements in excess of $75 million, certain voluntary and involuntary bankruptcy events, and the occurrence of a change of control. As of December 31, 2021, we believe we were in compliance with all covenant requirements.

Financial Leverage

We periodically review our capital structure, including our primary bank facility, to ensure the appropriate levels of liquidity and leverage and to take advantage of favorable interest rate environments or other market conditions. We consider various other financing alternatives and may, from time to time, access the capital markets.

We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our Share Repurchase Plans. Our book value of debt-to-total-capital ratio increased to 128% at December 31, 2021 compared to 102% at December 31, 2020.

As of December 31, 2021, our senior credit ratings were Baa2 with a stable outlook, and BBB with a stable outlook, by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Rating Group (“S&P”), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody’s and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $31 million, future cash generated from operations and available future borrowings are sufficient to fund our operations, planned capital expenditures, future contractual obligations, share repurchases, anticipated dividends and other needs in the foreseeable future. Included in our cash and cash equivalents as of December 31, 2021 was $14 million of cash held in foreign locations, although that amount can fluctuate significantly depending on the timing of cash receipts and payments. Our cash and cash equivalents held in foreign locations is generally available for use in our U.S. operations and could be subject to foreign withholding taxes and U.S. state taxes.

No contributions are required to be made to our U.S. defined benefit plans in 2022. We made $2 million in total contributions to pension plans in 2021.

Dividend payments were $127 million in 2021 compared to $118 million in 2020. On May 19, 2021, our Board of Directors approved a 19% increase in our quarterly dividend on common stock from $0.77 to $0.92 per share effective with the July 2021 dividend payment.

We also continued to increase shareholder value through our Share Repurchase Plans. We returned $600 million to our investors through share repurchases in 2021. Our Board of Directors authorized an incremental $1.0 billion of share repurchases in July 2021, and we had $846 million of repurchases available under the Share Repurchase Plans at December 31, 2021. We expect to repurchase $400 million of shares in 2022.

We expect capital expenditures of approximately $125 million in 2022.

Financial Covenants related to our Debt

Our domestic credit facility is guaranteed by certain of our subsidiaries and contains a financial covenant relating to leverage. Other covenants contained in the domestic credit facility restrict, among other things, certain mergers, asset dispositions, guarantees, debt, liens, and affiliate transactions. The financial covenant requires us to maintain a defined Consolidated Indebtedness to Adjusted EBITDA Ratio of no greater than 3.5 : 1.0.

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

As of December 31, 2021, we believe we were in compliance with all covenant requirements. Delaware law limits the ability to pay dividends to surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, stock repurchases can only be made out of surplus and only if our capital would not be impaired.

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

In connection with the Credit Agreement, we entered into in July 2021, Heatcraft Technologies Inc., Lennox National Account Services Inc., Lennox Procurement Company Inc. and Lennox Services LLC became additional guarantors of our debt obligations, guaranteeing the payment when due of all monetary obligations under the Credit Agreement and the Notes. In addition, Lennox Switzerland GmbH was released as a guarantor of all monetary obligations under the Credit Agreement and the Notes. These changes did not result in a material change to the Parent and Guarantor Subsidiaries financial information.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that we believe may have a material current or future effect on our financial condition, liquidity or results of operations.

Contractual Obligations

Contractual obligations arise in the normal course of business and include debt and related interest payments, leases, purchase obligations, pension and post-retirement benefits and warranty liabilities. For additional information regarding our contractual obligations, see Note 5 of the Notes to the Consolidated Financial Statements. See Note 11 of the Notes to the Consolidated Financial Statements for more information on our pension and post-retirement benefits obligations. See Note 14 of the Notes to the Consolidated Financial Statements for more information on our debt obligations.

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

Where available, the fair values were based upon quoted prices in active markets. However, if quoted prices were not available, then the fair values were based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities without observable market activity, if any, the fair values were based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. Valuation adjustments to reflect either party’s creditworthiness and ability to pay were incorporated into our valuations, where appropriate, as of December 31, 2021 and 2020, the measurement dates. See Note 17 of the Notes to the Consolidated Financial Statements for more information on the assets and liabilities measured at fair value.

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

Notional amount (pounds of aluminum and copper)	62.4
Carrying amount and fair value of net asset	$13.3
Change in fair value from 10% change in forward prices	$14.2

Refer to Note 10 of the Notes to the Consolidated Financial Statements for additional information regarding our commodity futures contracts.

Interest Rate Risk

Our results of operations can be affected by changes in interest rates due to variable rates of interest on our debt facilities, cash, cash equivalents and short-term investments. A 10% adverse movement in the levels of interest rates across the entire yield curve would have resulted in an increase to pre-tax interest expense of approximately $0.4 million, $1.3 million and $3.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

From time to time, we may use an interest rate swap hedging strategy to eliminate the variability of cash flows in a portion of our interest payments. This strategy, when employed, allows us to fix a portion of our interest payments while also taking advantage of historically low interest rates. As of December 31, 2021 and 2020, no interest rate swaps were in effect.

Foreign Currency Exchange Rate Risk

Our results of operations are affected by changes in foreign currency exchange rates. Net sales and expenses in foreign currencies are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. During 2021, 2020 and 2019, net sales from outside the U.S. represented 13.1%, 13.0% and 13.2%, respectively, of our total net sales. For the years ended December 31, 2021, 2020, and 2019, foreign currency transaction gains and losses did not have a material impact to our results of operations. A 10% change in foreign exchange rates would have had an estimated $2.7 million, $0.6 million and $4.2 million impact to net income for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management concluded that as of December 31, 2021, the Company’s internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements, has issued an audit report including an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021, a copy of which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Lennox International Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Lennox International Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and Schedule II – Valuation and Qualifying Accounts and Reserves (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the product category warranty liability
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company provides a product warranty for certain of its products with the warranty period generally ranging from one to 20 years. The product warranty liability is estimated by product category based on the estimated future costs to repair or replace the products under warranty. The Company’s product warranty liability was $134.2 million as of December 31, 2021.
We identified the evaluation of the product warranty liability as a critical audit matter. Assessing the assumptions used to estimate the product warranty liability, specifically, the estimated failure rates by product category by year, and estimated cost per failure, involved subjective and complex auditor judgment.
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
February 15, 2022

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares and par values)

	As of December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$31.0	$123.9
Short-term investments	5.5	5.1
Accounts and notes receivable, net of allowances of $10.7 and $9.6 in 2021 and 2020, respectively	508.3	448.3
Inventories, net	510.9	439.4
Other assets	119.7	70.9
Total current assets	1,175.4	1,087.6
Property, plant and equipment, net of accumulated depreciation of $888.8 and $880.6 in 2021 and 2020, respectively	515.1	464.3
Right-of-use assets from operating leases	196.1	194.4
Goodwill	186.6	186.9
Deferred income taxes	11.3	13.2
Other assets, net	87.4	86.1
Total assets	$2,171.9	$2,032.5
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt	11.3	9.9
Current operating lease liabilities	54.8	55.0
Accounts payable	402.1	340.3
Accrued expenses	358.9	296.1
Total current liabilities	827.1	701.3
Long-term debt	1,226.5	970.7
Long-term operating lease liabilities	145.0	142.8
Pensions	83.3	92.5
Other liabilities	159.0	142.3
Total liabilities	2,440.9	2,049.6
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,133.7	1,113.2
Retained earnings	2,719.3	2,385.8
Accumulated other comprehensive loss	(88.1)	(97.2)
Treasury stock, at cost, 50,536,125 shares and 48,820,969 shares for 2021 and 2020, respectively	(4,034.8)	(3,419.8)
Total stockholders' deficit	(269.0)	(17.1)
Total liabilities and stockholders' deficit	$2,171.9	$2,032.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	For the Years Ended December 31,
	2021	2020	2019
Net sales	$4,194.1	$3,634.1	$3,807.2
Cost of goods sold	3,005.7	2,594.0	2,727.4
Gross profit	1,188.4	1,040.1	1,079.8
Operating expenses:
Selling, general and administrative expenses	598.9	555.9	585.9
Losses (gains) and other expenses, net	9.2	7.4	8.3
Restructuring charges	1.8	10.8	10.3
Loss on sale of businesses and related property	—	—	10.6
(Gain) loss from natural disasters, net of insurance recoveries	—	3.1	(178.8)
Income from equity method investments	(11.8)	(15.6)	(13.4)
Operating income	590.3	478.5	656.9
Pension settlements	1.2	0.6	99.2
Interest expense, net	25.0	28.3	47.5
Other expense (income), net	4.0	4.4	2.3
Income from continuing operations before income taxes	560.1	445.2	507.9
Provision for income taxes	96.1	88.1	99.1
Income from continuing operations	464.0	357.1	408.8
Discontinued operations:
Income (loss) from discontinued operations before income taxes	—	(1.5)	(0.1)
Income tax expense (benefit)	—	(0.7)	—
Loss from discontinued operations	—	(0.8)	(0.1)
Net income	$464.0	$356.3	$408.7

Earnings per share – Basic:
Income from continuing operations	$12.47	$9.32	$10.49
Loss from discontinued operations	—	(0.02)	—
Net income	$12.47	$9.30	$10.49

Earnings per share – Diluted:
Income from continuing operations	$12.39	$9.26	$10.38
Loss from discontinued operations	—	(0.02)	—
Net income	$12.39	$9.24	$10.38

Weighted Average Number of Shares Outstanding - Basic	37.2	38.3	39.0
Weighted Average Number of Shares Outstanding - Diluted	37.5	38.6	39.4

The accompanying notes are an integral part of these Consolidated Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)

	For the Years Ended December 31,
	2021	2020	2019
Net income	$464.0	$356.3	$408.7
Other comprehensive income (loss):
Foreign currency translation adjustments	(7.3)	0.8	3.7
Reclassification of foreign currency translation adjustments into earnings	—	—	2.1
Net change in pension and post-retirement benefit liabilities	11.8	(8.7)	(7.1)
Net change in fair value of cash flow hedges	29.8	7.0	1.3
Reclassification of pension and post-retirement benefit losses into earnings	7.9	5.9	5.7
Pension settlements	1.2	0.6	99.2
Share of equity method investments other comprehensive income	—	(1.2)	—
Reclassification of cash flow hedge losses into earnings	(26.9)	3.7	6.9
Other comprehensive income before taxes	$16.5	$8.1	$111.8
Tax expense	(7.4)	(1.5)	(26.8)
Other comprehensive income, net of tax	9.1	6.6	85.0
Comprehensive income	$473.1	$362.9	$493.7

The accompanying notes are an integral part of these Consolidated Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2021, 2020 and 2019
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders’ Deficit
					Shares	Amount
Balance as of December 31, 2018	0.9	1,078.8	1,855.0	(188.8)	47.3	(2,895.5)	(149.6)
Cumulative effect adjustment upon adoption of new accounting standard (ASC 842)			(0.3)				(0.3)
Net income	—	—	408.7	—	—	—	408.7
Dividends, $2.95 per share	—	—	(114.7)	—	—	—	(114.7)
Foreign currency translation adjustments	—	—	—	5.8	—	—	5.8
Pension and post-retirement liability changes, net of tax expense of $24.8	—	—	—	73.0	—	—	73.0
Stock-based compensation expense	—	21.3	—	—	—	—	21.3
Change in cash flow hedges, net of tax expense of $2.0	—	—	—	6.2	—	—	6.2
Treasury shares reissued for common stock	—	(6.6)	—	—	(0.3)	10.0	3.4
Treasury stock purchases	—	—	—	—	1.6	(424.0)	(424.0)
Balance as of December 31, 2019	0.9	1,093.5	2,148.7	(103.8)	48.6	(3,309.5)	(170.2)
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-13)	—	—	(1.3)	—	—	—	(1.3)
Net income	—	—	356.3	—	—	—	356.3
Dividends, $3.08 per share	—	—	(117.9)	—	—	—	(117.9)
Foreign currency translation adjustments	—	—	—	0.8	—	—	0.8
Pension and post-retirement liability changes, net of tax benefit of $1.0	—	—	—	(1.2)	—	—	(1.2)
Share of equity method investments other comprehensive income	—	—	—	(1.2)	—	—	(1.2)
Stock-based compensation expense	—	24.3	—	—	—	—	24.3
Change in cash flow hedges, net of tax expense of $2.5	—	—	—	8.2	—	—	8.2
Treasury shares reissued for common stock	—	(4.6)	—	—	(0.3)	7.6	3.0
Treasury stock purchases	—	—	—	—	0.5	(117.9)	(117.9)
Balance as of December 31, 2020	0.9	1,113.2	2,385.8	(97.2)	48.8	(3,419.8)	(17.1)
Net income	—	—	464.0	—	—	—	464.0
Dividends, $3.53 per share	—	—	(130.5)	—	—	—	(130.5)
Foreign currency translation adjustments	—	—	—	(7.3)	—	—	(7.3)
Pension and post-retirement liability changes, net of tax expense of $7.0	—	—	—	13.9	—	—	13.9
Stock-based compensation expense	—	24.3	—	—	—	—	24.3
Change in cash flow hedges, net of tax expense of $0.4	—	—	—	2.5	—	—	2.5
Treasury shares reissued for common stock	—	(3.8)	—	—	(0.2)	7.1	3.3
Treasury stock purchases	—	—	—	—	1.9	(622.1)	(622.1)
Balance as of December 31, 2021	$0.9	$1,133.7	$2,719.3	$(88.1)	$50.5	$(4,034.8)	$(269.0)
The accompanying notes are an integral part of these Consolidated Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	2021	2020	2019
Cash flows from operating activities:
Net income	$464.0	$356.3	$408.7
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of business	—	—	10.6
Insurance recoveries received for property damage incurred from natural disaster	—	—	(79.6)
Income from equity method investments	(11.8)	(15.6)	(13.4)
Dividends from affiliates	9.1	12.3	12.3
Restructuring charges, net of cash paid	1.1	3.4	6.8
Provision for credit losses	4.9	8.1	4.5
Unrealized (gains) losses on derivative contracts	(0.6)	0.3	(0.5)
Stock-based compensation expense	24.3	24.3	21.3
Depreciation and amortization	72.4	72.6	71.1
Deferred income taxes	(5.4)	7.2	16.6
Pension expense	11.3	10.5	106.1
Pension contributions	(1.5)	(3.3)	(1.8)
Other items, net	0.3	0.2	(0.4)
Changes in assets and liabilities:
Accounts and notes receivable	(68.8)	26.5	(33.1)
Inventories	(71.0)	110.3	(63.9)
Other current assets	(19.2)	5.3	2.8
Accounts payable	55.2	(31.7)	(56.1)
Accrued expenses	64.2	35.4	(5.6)
Income taxes payable and receivable, net	(26.5)	(5.7)	(1.9)
Leases, net	0.2	2.1	2.1
Other, net	13.3	(6.1)	(10.5)
Net cash provided by operating activities	515.5	612.4	396.1
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	0.9	1.0	1.3
Purchases of property, plant and equipment	(106.8)	(78.5)	(105.6)
Proceeds from (purchases of) short-term investments, net	(0.5)	(2.2)	(2.9)
Net proceeds from sale of business	—	—	43.5
Insurance recoveries received for property damage incurred from natural disaster	—	—	79.6
Net cash (used in) provided by investing activities	(106.4)	(79.7)	15.9
Cash flows from financing activities:
Short-term debt payments	—	(4.6)	(5.3)
Short-term debt borrowings	—	4.6	5.3
Asset securitization borrowings	627.0	91.0	184.5
Asset securitization payments	(377.0)	(376.0)	(167.5)
Long-term debt payments	(12.3)	(10.8)	(6.4)
Long-term debt borrowings	—	600.0	—
Borrowings from credit facility	1,162.5	1,576.0	2,367.0
Payments on credit facility	(1,156.0)	(2,081.5)	(2,269.5)
Payments of deferred financing costs	2.4	(7.5)	(0.3)
Proceeds from employee stock purchases	3.3	3.0	3.3
Repurchases of common stock	(600.0)	(100.0)	(400.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(22.1)	(17.9)	(24.0)
Cash dividends paid	(126.5)	(118.1)	(110.5)
Net cash used in financing activities	(498.7)	(441.8)	(423.4)
(Decrease) increase in cash and cash equivalents	(89.6)	90.9	(11.4)
Effect of exchange rates on cash and cash equivalents	(3.3)	(4.3)	2.4
Cash and cash equivalents, beginning of year	123.9	37.3	46.3
Cash and cash equivalents, end of year	$31.0	$123.9	$37.3

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$23.8	$25.3	$46.8
Income taxes paid (net of refunds)	$128.5	$90.3	$83.0
Insurance recoveries received	$6.6	$—	$243.2
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

Inventories

Inventory costs include material, labor, depreciation and plant overhead. Inventories of $302.2 million and $280.5 million as of December 31, 2021 and 2020, respectively, were valued at the lower of cost or net realizable value using the last-in, first-out (“LIFO”) cost method. The remainder of inventory is valued at the lower of cost or net realizable value with cost determined primarily using either the first-in, first-out (“FIFO”) or average cost methods.

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

Self-Insurance
Self-insurance expense and liabilities were actuarially determined based primarily on our historical claims information, industry factors, and trends. The self-insurance liabilities as of December 31, 2021 represent the best estimate of the future payments to be made on reported and unreported losses for 2021 and prior years. The amounts and timing of payments for claims reserved may vary depending on various factors, including the development and ultimate settlement of reported and unreported claims. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liabilities may change. See Note 5 for additional information on our self-insured risks and liabilities.

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

3. Reportable Business Segments:

Description of Segments

We operate in three reportable business segments of the HVACR industry. Our segments are organized primarily by the nature of the products and services we provide. The following table describes each segment:

Segment	Products or Services	Markets Served	Geographic Areas
Residential Heating & Cooling	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, comfort control products, replacement parts and supplies	Residential Replacement; Residential New Construction	United States Canada
Commercial Heating & Cooling	Unitary heating and air conditioning equipment, applied systems, controls, installation and service of commercial heating and cooling equipment, variable refrigerant flow commercial products	Light Commercial	United States Canada
Refrigeration(1)	Condensing units, unit coolers, fluid coolers, air- cooled condensers, air handlers, process chillers, controls, and compressorized racks	Light Commercial; Food Preservation; Non-Food/Industrial	United States Canada Europe

(1) Descriptions of the products, services, markets and geographic areas of divested businesses were excluded from this table. Refer to Note 7 for details regarding the divestitures of our Kysor Warren business.

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

Net sales and segment profit (loss) by segment, along with a reconciliation of segment profit (loss) to Operating income, are shown below (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Net Sales (1)
Residential Heating & Cooling	$2,775.6	$2,361.5	$2,291.1
Commercial Heating & Cooling	864.8	800.9	947.4
Refrigeration	553.7	471.7	568.7
	$4,194.1	$3,634.1	$3,807.2
Segment profit (loss) (2)
Residential Heating & Cooling	$540.3	$428.5	$464.6
Commercial Heating & Cooling	110.9	136.9	165.4
Refrigeration	49.1	32.8	61.3
Corporate and other	(96.4)	(91.5)	(82.4)
Total segment profit	603.9	506.7	608.9
Reconciliation to Operating income:
Special product quality adjustments	(2.5)	1.0	(0.6)
Loss on sale of businesses and related property	—	—	10.6
(Gain) loss from natural disasters, net of insurance recoveries	—	3.1	(79.6)
Items in Losses (gains) and other expenses, net that are excluded from segment profit (loss) (2)	14.3	13.3	11.3
Restructuring charges	1.8	10.8	10.3
Operating income	$590.3	$478.5	$656.9

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
◦Environmental liabilities,
◦Charges incurred related to COVID-19 pandemic,

◦Other items, net,
•Special product quality adjustments
•(Gain) loss from natural disasters, net of insurance recoveries
•Restructuring charges, and
•Loss on sale of business and related property

Total assets by segment are shown below (in millions):

	As of December 31,
	2021	2020	2019
Total Assets:
Residential Heating & Cooling	$1,149.7	$1,034.6	$1,055.7
Commercial Heating & Cooling	366.2	366.5	409.0
Refrigeration	426.6	387.9	393.3
Corporate and other	229.4	243.5	176.9
Total assets	$2,171.9	$2,032.5	$2,034.9

The assets in the Corporate and other segment primarily consist of cash, short-term investments and deferred tax assets. Assets recorded in the operating segments represent those assets directly associated with those segments.

Total capital expenditures by segment are shown below (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Capital Expenditures:
Residential Heating & Cooling	$70.0	$44.0	$59.2
Commercial Heating & Cooling	4.3	5.9	11.3
Refrigeration	11.5	9.2	9.4
Corporate and other	21.0	19.4	25.7
Total capital expenditures	$106.8	$78.5	$105.6

Depreciation and amortization expenses by segment are shown below (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Depreciation and Amortization:
Residential Heating & Cooling	$27.6	$28.5	$30.0
Commercial Heating & Cooling	13.2	13.5	12.5
Refrigeration	7.8	7.8	7.9
Corporate and other	23.8	22.8	20.7
Total depreciation and amortization	$72.4	$72.6	$71.1

The equity method investments are shown below (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Income from Equity Method Investments:
Residential Heating & Cooling	$6.9	$11.4	$8.8
Commercial Heating & Cooling	1.2	2.3	1.7
Refrigeration	3.7	1.9	2.9
Total income from equity method investments	$11.8	$15.6	$13.4

Geographic Information

Property, plant and equipment, net for each major geographic area in which we operate, based on the domicile of our operations, are shown below (in millions):

	As of December 31,
	2021	2020	2019
Property, Plant and Equipment, net:
United States	$381.0	$352.9	$333.6
Mexico	102.7	79.2	82.0
Canada	2.1	2.2	2.2
Other international	29.3	30.0	27.6
Total Property, plant and equipment, net	$515.1	$464.3	$445.4

4. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share for Income from continuing operations were as follows (in millions, except per share data):

	For the Years Ended December 31,
	2021	2020	2019
Net income	$464.0	$356.3	$408.7
Add: Loss from discontinued operations	—	0.8	0.1
Income from continuing operations	$464.0	$357.1	$408.8

Weighted-average shares outstanding – basic	37.2	38.3	39.0
Add: Potential effect of diluted securities attributable to stock-based payments	0.3	0.3	0.4
Weighted-average shares outstanding – diluted	37.5	38.6	39.4

Earnings per share - Basic:
Income from continuing operations	$12.47	$9.32	$10.49
Loss from discontinued operations	—	(0.02)	—
Net income	$12.47	$9.30	$10.49

Earnings per share - Diluted:
Income from continuing operations	$12.39	$9.26	$10.38
Loss from discontinued operations	—	(0.02)	—
Net income	$12.39	$9.24	$10.38
An insignificant number of stock appreciation rights and Restricted Stock Units were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive.

5. Commitments and Contingencies:

Leases
We lease certain real and personal property under non-cancelable leases. Approximately 78% of our right-of-use assets and lease liabilities relate to our leases of real estate with the remaining amounts relating to our leases of IT equipment, fleet vehicles and manufacturing and distribution equipment.

The components of lease expense were as follows (in millions):

	For the Years Ended December 31,
	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$11.9	$10.3
Interest on lease liabilities	0.5	0.7
Operating lease cost	62.2	62.7
Short-term lease cost	3.8	4.0
Variable lease cost	21.6	20.3
Total lease cost	$100.0	$98.0

Other information
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from operating leases	$61.8	$61.6
Financing cash flows from finance leases	$12.3	$10.8
Right-of-use assets obtained in exchange for new finance lease liabilities	$14.6	$15.4
Right-of-use assets obtained in exchange for new operating lease liabilities	$61.8	$67.6

	As of December 31,
	2021	2020
Finance lease right-of-use assets(1)	$34.5	$33.6
Operating lease right-of-use assets	$196.1	$194.4
Finance lease liability, current(2)	$11.3	$10.1
Finance lease liability, non-current(3)	$29.0	$29.3
Operating lease liability, current	$54.8	$55.0
Operating lease liability, non-current	$145.0	$142.8
Weighted-average remaining lease term - finance leases	3.9 years	4.3 years
Weighted-average remaining lease term - operating leases	4.5 years	4.4 years
Weighted-average discount rate - finance leases	1.14%	1.91%
Weighted-average discount rate – operating leases	2.62%	2.81%
(1) Recorded in Property, plant and equipments in Consolidated Balance Sheet
(2) Recorded in Current maturities of long-term debt in Consolidated Balance Sheet
(3) Recorded in Long-term debt in Consolidated Balance Sheet

Future annual minimum lease payments and finance lease commitments as of December 31, 2021 were as follows (in millions):

	Operating Leases	Finance Leases
2022	$59.6	$11.7
2023	54.9	8.7
2024	36.9	5.2
2025	23.1	2.9
2026	16.9	0.7
Thereafter	19.9	11.7
Total minimum lease payments	$211.3	$40.9
Less imputed interest	(11.5)	(0.6)
Present value of minimum payments	$199.8	$40.3

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

Our obligations under the Lake Park Renewal are secured by a pledge of our interest in the leased property. The Lake Park Renewal contains customary lease covenants and events of default as well as events of default if (i) indebtedness of $75 million or more is not paid when due, (ii) there is a change of control or (iii) we fail to comply with certain covenants incorporated from our existing credit facility agreement. We believe we were in compliance with these financial covenants as of December 31, 2021.

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

Total product warranty liabilities related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2021	2020
Accrued expenses	$37.2	$37.7
Other liabilities	97.0	82.1
Total product warranty liabilities	$134.2	$119.8

The changes in product warranty liabilities related to continuing operations for the years ended December 31, 2021 and 2020 were as follows (in millions):

Total warranty liability as of December 31, 2019	$112.8
Payments made in 2020	(35.5)
Changes resulting from issuance of new warranties	41.7
Changes in estimates associated with pre-existing liabilities	0.2
Changes in foreign currency translation rates and other	0.6
Total warranty liability as of December 31, 2020	$119.8
Payments made in 2021	(31.6)
Changes resulting from issuance of new warranties	43.6
Changes in estimates associated with pre-existing liabilities	2.7
Changes in foreign currency translation rates and other	(0.3)
Total warranty liability as of December 31, 2021	$134.2

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

Total self-insurance liabilities were included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2021	2020
Accrued expenses	$3.2	$3.6
Other liabilities	15.7	16.0
Total self-insurance liabilities	$18.9	$19.6

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

Our defense costs for asbestos-related claims are generally covered by insurance; however, our insurance coverage for settlements and judgments for asbestos-related claims vary depending on several factors, and are subject to policy limits, so we may have greater financial exposure for future settlements and judgments. As of December 31, 2021 and 2020, we estimated our probable liability for known cases at $13.1 million and $10.1 million, respectively, and these amounts were recorded in Accrued expenses in the Consolidated Balance Sheets. As of December 31, 2021 and 2020, we estimated future asbestos-related litigation cases to be $29.9 million and $27.9 million, respectively, before consideration of probable insurance recoveries and these amounts were recorded in Other liabilities in the Consolidated Balance Sheets. As of December 31, 2021 and 2020, we had receivables for probable insurance recoveries of $21.4 million and $19.8 million, respectively, that were recorded in Other Assets in the Consolidated Balance Sheets. For the years ended December 31, 2021, 2020 and 2019, we recorded expense of $5.4 million, $5.6 million and $3.1 million, respectively, net of probable insurance recoveries, for known and future asbestos-related litigation and is recorded in Losses (gains) and other expenses, net in the Consolidated Statements of Operations.

It is management’s opinion that none of these claims or lawsuits or any threatened litigation will have a material adverse effect, individually or in the aggregate, on our financial condition, results of operations or cash flows. Claims and lawsuits, however, involve uncertainties and it is possible that their eventual outcome could adversely affect our results of operations in a future period.

Natural Disasters and Recovery

On July 19, 2018, our manufacturing facility in Marshalltown, Iowa was severely damaged by a tornado. On August 10, 2020, the Marshalltown facility was partially damaged by a derecho wind storm. The costs and losses incurred as well as any insurance recoveries for both of these natural disasters are shown in (Gain) loss from natural disasters, net of insurance recoveries in the Consolidated Statements of Operations.

The following table summarizes the components of (Gain) loss from natural disasters, net of insurance recoveries (in millions):

	For the Year Ended December 31,
	2021	2020	2019
Marshalltown tornado	$—	$(3.0)	$178.8
Marshalltown wind storm	—	(0.1)	—
(Loss) gain from natural disasters, net of insurance recoveries	$—	$(3.1)	$178.8

Marshalltown Tornado

Insurance covered the repair or replacement of our assets that suffered damage or loss, and business interruption costs, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. In December 2019, we reached a final settlement with our insurance carriers for a total cumulative insurance recovery of $367.5 million, for the losses we incurred and will incur from the tornado. All recoveries related to the final settlement were received by 2019. The following table summarizes the (Gain) loss from natural disasters, net of insurance recoveries relating to the tornado (in millions):

(Amounts in millions)	For the Year Ended December 31,
	2020	2019
Insurance recoveries received	$—	$243.2
Less losses and expenses incurred:
Site clean-up and remediation	—	20.4
Factory inefficiencies due to lower productivity	—	9.3
Other	3.0	34.7
Total losses and expenses	$3.0	$64.4
(Loss) gain from natural disasters, net of insurance recoveries	$(3.0)	$178.8
Components of (Loss) gain from natural disasters, net of insurance recoveries:
Insurance proceeds for lost profits	—	99.2
(Loss) gain from property damage, net of insurance recoveries	(3.0)	79.6

Marshalltown Wind Storm

Insurance covered the repair or replacement of our assets that suffered damage or loss, and business interruption costs including lost profits, and reimbursement for other expenses and costs that have been incurred relating to damages and losses suffered. In December 2020, we reached a settlement with our insurance carriers for a total cumulative insurance recovery of $6.6 million. The following table summarizes the (Gain) loss from natural disasters, net of insurance recoveries relating to the wind storm (in millions):

For the Year Ended December 31,
2020
Insurance recoveries	6.6
Inventory write-offs	$0.1
Site clean-up and remediation	1.7
Building repairs	3.0
Factory inefficiencies due to lower productivity	0.2
Other	1.7
Total losses and expenses	$6.7
Components of Loss (gain) from natural disasters, net of insurance recoveries:
Loss from natural disaster, net of insurance recoveries	$(0.1)

6. Stock Repurchases:

Our Board of Directors have authorized a total of $4 billion to repurchase shares of our common stock (collectively referred to as the “Share Repurchase Plans”), including a $1.0 billion share repurchase authorization in July 2021. The Share Repurchase Plans allow us to repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The Share Repurchase Plans do not require the repurchase of a specific number of shares and may be terminated at any time. As of December 31, 2021, $846 million of shares is available to repurchase shares under the Share Repurchase Plans.

We entered into multiple Fixed Dollar Accelerated Share Repurchase Transaction (the "ASR Agreements") to effect an accelerated stock buyback of the Company's common stock in 2021. Under the ASR Agreements, we paid banks $600.0 million and the banks delivered to us common stock representing approximately 85% of the shares expected to be purchased under the ASR Agreement. After the ASR Agreements were completed, the banks delivered the remaining shares under the arrangement. The banks delivered a total of 1.9 million shares of common stock repurchased under this ASR Agreement.

We also repurchased 0.1 million shares for $22.1 million, 0.1 million shares for $17.9 million, and 0.1 million shares for $24.0 million for the years ended December 31, 2021, 2020, and 2019, respectively, from employees who tendered their shares to satisfy minimum tax withholding obligation upon the vesting of stock-based compensation awards.

7. Divestitures:

2019 Divestiture:

During the first quarter of 2019, we obtained Board of Directors' approval and signed an agreement with EPTA S.p.A., a private Italian company, for the sale of our Kysor Warren business. The sale was completed on March 29, 2019 and the following table summarizes the net loss recognized in connection with this divestiture. There were no gains or losses on the sale of this business for the year ended December 31, 2021.

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

We recorded $1.8 million of restructuring charges in 2021 from actions initiated in prior years. Cost were primarily related severance and related expenses. Due to the economic impact of COVID-19 on our business, we implemented several cost reduction actions in the second quarter of 2020. We recorded $10.8 million of restructuring charges for the year ended December 31, 2020 primarily related to these actions, which consisted of employee terminations for positions that were no longer needed to support the business, selective facility closures, and cancellations of certain sales and marketing activities. We recorded $10.3 million of restructuring charges for the year ended December 31, 2019. There is not expected to be a material amount of costs expected to be incurred from existing restructuring actions in future periods.

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

	For the Year Ended December 31, 2021
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$2,532.4	$790.1	$324.0	$3,646.5
Canada	243.2	73.1	—	316.3
International	—	1.6	229.7	231.3
Total	$2,775.6	$864.8	$553.7	$4,194.1

	For the Year Ended December 31, 2020
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$2,181.8	$721.1	$257.9	$3,160.8
Canada	179.7	77.6	—	257.3
International	—	2.2	213.8	216.0
Total	$2,361.5	$800.9	$471.7	$3,634.1

	For the Year Ended December 31, 2019
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$2,135.6	$847.1	$321.9	$3,304.6
Canada	155.5	98.5	0.7	254.7
International	—	1.8	246.1	247.9
Total	$2,291.1	$947.4	$568.7	$3,807.2

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

Residential Heating & Cooling - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox stores or to independent distributors. For the years ended December 31, 2021, 2020 and 2019, direct sales represented 73%, 75% and 75% of revenues, respectively, and sales to independent distributors represented the remainder. Given the nature of our business, customer product orders are fulfilled at a point in time and not over a period of time.

Commercial Heating & Cooling - In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. These products are distributed primarily through commercial contractors and directly to national account customers in the planned replacement, emergency replacement and new construction markets. Revenue for the products sold is recognized at a point in time when control transfers to the customer, which is generally at time of shipment. Lennox National Account Services provides installation, service and preventive maintenance for HVAC national account customers in the United States and Canada. Revenue related to service contracts is recognized as the services are performed under the contract based on the relative fair value of the services provided. For the years ended December 31, 2021, 2020 and 2019, equipment sales represented 82%, 85% and 86% of revenues, respectively, and the remainder of our revenue was generated from our service business.

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

Net contract assets (liabilities) consisted of the following:

	December 31, 2021	December 31, 2020	$ Change	% Change
Contract liabilities - current	(10.2)	(5.5)	(4.7)	85.5%
Contract liabilities - noncurrent	(5.5)	(5.6)	0.1	(1.8)%
Total	$(15.7)	$(11.1)	$(4.6)

For the years ended December 31, 2021, 2020, and 2019 we recognized revenue of $3.6 million, $7.2 million and $3.3 million related to our contract liabilities at January 1, 2021, 2020 and 2019, respectively. Impairment losses recognized in our receivables and contract assets were de minimis in 2021, 2020 and 2019.

10. Other Financial Statement Details:

Inventories
The components of inventories are as follows (in millions):

	As of December 31,
	2021	2020
Finished goods	$310.8	$280.1
Work in process	12.4	6.5
Raw materials and parts	262.1	207.8
Total	585.3	494.4
Excess of current cost over last-in, first-out cost	(74.4)	(55.0)
Total inventories, net	$510.9	$439.4

The Company recorded a pre-tax gain of $0.7 million and $0.2 million in 2020 and 2019, respectively, from LIFO inventory liquidations. There were no pre-tax gains or losses in 2021 from LIFO inventory liquidations. Reserves for obsolete and slow-moving inventories were $26.5 million and $24.6 million at December 31, 2021 and December 31, 2020, respectively.

Goodwill
The changes in the carrying amount of goodwill in 2021 and 2020, in total and by segment, are summarized in the table below (in millions):

Segment:	Balance at December 31, 2019 (1)	Changes in foreign currency translation rates	Balance at December 31, 2020	Changes in foreign currency translation rates	Balance at December 31, 2021
Residential Heating & Cooling	$26.1	$—	$26.1	$—	$26.1
Commercial Heating & Cooling	61.1	—	61.1	—	61.1
Refrigeration	99.3	0.4	99.7	(0.3)	99.4
	$186.5	$0.4	$186.9	$(0.3)	$186.6

(1) The goodwill balances in the table above are presented net of accumulated impairment charges of $32.7 million, all of which relate to impairments in periods prior to 2019.

A qualitative review of impairment indicators was performed in 2021 for the Residential Heating & Cooling, the Commercial Heating & Cooling, and the Refrigeration segments. We did not record any goodwill impairments in 2021, 2020, or 2019.

Property, Plant and Equipment

Components of Property, plant and equipment, net were as follows (in millions):

	As of December 31,
	2021	2020
Land	$24.0	$24.0
Buildings and improvements	285.9	266.1
Machinery and equipment	946.5	928.0
Finance leases	63.5	57.1
Construction in progress and equipment not yet in service	84.0	69.7
Total	1,403.9	1,344.9
Less accumulated depreciation	(888.8)	(880.6)
Property, plant and equipment, net	$515.1	$464.3

No impairment charges were recorded in 2021 or 2020.

Accrued Expenses

The significant components of Accrued expenses are presented below (in millions):

	As of December 31,
	2021	2020
Accrued compensation and benefits	$114.9	$96.6
Accrued rebates and promotions	102.9	81.9
Accrued warranties	37.2	37.7
Accrued sales, use, property and VAT taxes	26.9	20.3
Accrued asbestos reserves	13.1	10.1
Deferred income	10.2	5.5
Self insurance reserves	3.2	3.6
Derivative contracts	1.0	2.2
Other	49.5	38.2
Total Accrued expenses	$358.9	$296.1

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

Cash Flow Hedges

We have commodity futures contracts and foreign exchange forward contracts designated as cash flows hedges that are scheduled to mature through May 2023 and January 2023, respectively. Unrealized gains or losses from our cash flow hedges are included in AOCL and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities and foreign currencies at the settlement dates.

We recorded the following amounts related to our cash flow hedges in AOCL (in millions):

	As of December 31,
	2021	2020
Gains on unsettled contracts	$(13.4)	$(10.5)
Income tax expense	2.7	2.3
Gains included in AOCL, net of tax (1)	$(10.7)	$(8.2)

(1) Assuming commodity and foreign currency prices remain constant, we expect to reclassify $10.5 million of derivative gains into earnings within the next 12 months.

Expenses included in our Consolidated Statements of Operations

Below is information about expenses included in Selling, general and administrative expenses in our Consolidated

Statements of Operations (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Research and development	$76.1	$66.8	$69.9
Advertising, promotions and marketing (1)	26.9	26.5	43.7
Cooperative advertising expenditures	27.6	22.2	21.3
(1) Cooperative advertising expenditures were not included in these amounts.

Interest Expense, net

The components of Interest expense, net in our Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Interest expense, net of capitalized interest	$26.0	$29.7	$48.6
Less: Interest income	1.0	1.4	1.1
Interest expense, net	$25.0	$28.3	$47.5

Losses (Gains) and Other Expenses, net

Losses (gains) and other expenses, net in our Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Realized (gains) losses on settled futures contracts	$(1.2)	$0.1	$0.4
Foreign currency exchange gains	(2.2)	(3.6)	(1.5)
Gain on disposal of fixed assets	(0.2)	(0.2)	(0.2)
Other operating income	(1.5)	(2.2)	(1.7)
Net change in unrealized gains on unsettled futures contracts	—	(0.3)	(0.5)
Special legal contingency charges	1.3	1.1	1.2
Asbestos-related litigation	5.4	5.6	3.1
Environmental liabilities	2.9	(1.4)	5.7
Charges incurred related to COVID-19 pandemic	2.2	8.3	—
Other items, net	2.5	—	1.8
Losses and other expenses, net (pre-tax)	$9.2	$7.4	$8.3

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

Defined Contribution Plans

We recorded the following contributions to the defined contribution plans (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Contributions to defined contribution plans	$19.9	$17.8	$19.1

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

Benefit Obligations, Fair Value of Plan Assets, Funded Status, and Balance Sheet Position

The following tables set forth amounts recognized in our financial statements and the plans’ funded status for our pension and post-retirement benefit plans (dollars in millions):

	Pension Benefits
	2021	2020
Accumulated benefit obligation	$266.1	$273.2

Changes in projected benefit obligation:
Benefit obligation at beginning of year	$276.2	$241.5
Service cost	6.1	5.5
Interest cost	5.1	6.6
Amendments	—	0.1
Actuarial (gain) loss	(11.2)	27.2
Effect of exchange rates	(0.7)	2.2
Settlements	(2.1)	(1.3)
Benefits paid	(4.2)	(5.6)
Benefit obligation at end of year	$269.2	$276.2

Changes in plan assets:
Fair value of plan assets at beginning of year	$179.7	$154.3
Actual return on plan assets	9.5	27.3
Employer contributions	1.5	3.4
Effect of exchange rates	(0.1)	1.6
Plan settlements	(2.1)	(1.3)
Benefits paid	(4.2)	(5.6)
Fair value of plan assets at end of year	184.3	179.7
Funded status / net amount recognized	$(84.9)	$(96.5)

Net amount recognized consists of:
Non-current assets	$6.5	$5.0
Current liability	(8.1)	(9.0)
Non-current liability	(83.3)	(92.5)
Net amount recognized	$(84.9)	$(96.5)

Plans with Benefit Obligations in Excess of Plan Assets

	For the Years Ended December 31,
	2021	2020
Pension plans with a benefit obligation in excess of plan assets:
Projected benefit obligation	$234.8	$236.6
Accumulated benefit obligation	231.4	233.3
Fair value of plan assets	143.7	135.2

Net Periodic Benefit Cost

Our U.S.-based pension plans comprised approximately 84% of the projected benefit obligation and 78% of plan assets as of December 31, 2021.

	Pension Benefits
	2021	2020	2019
Components of net periodic benefit cost as of December 31:
Service cost	$6.1	$5.5	$4.9
Interest cost	5.1	6.6	10.2
Expected return on plan assets	(8.6)	(8.2)	(13.4)
Amortization of prior service costs	0.2	0.2	0.1
Recognized actuarial loss	7.7	5.8	5.6
Settlements	1.2	0.6	99.2
Other	(0.4)	—	(0.5)
Net periodic benefit cost	$11.3	$10.5	$106.1

Amounts recognized in AOCL and Other Comprehensive Income

The following table sets forth amounts recognized in AOCL and Other comprehensive income (loss) in our financial statements for 2021 and 2020 (in millions):

	Pension Benefits
	2021	2020
Amounts recognized in AOCL:
Prior service costs	$(0.5)	$(0.7)
Actuarial loss	(83.1)	(103.8)
Subtotal	(83.6)	(104.5)
Deferred taxes	18.6	25.6
Net amount recognized	$(65.0)	$(78.9)
Changes recognized in other comprehensive loss:
Current year actuarial (gain) loss	(12.2)	8.1
Effect of exchange rates	—	0.5
Amortization of prior service costs	(0.2)	(0.2)
Amortization of actuarial loss, including settlements and other	(8.5)	(6.4)
Total recognized in other comprehensive income (loss)	$(20.9)	$2.0
Total recognized in net periodic benefit cost and other comprehensive income	$(9.6)	$12.5

The estimated prior service costs and actuarial losses for pension benefits that will be amortized from AOCL in 2022 are $0.1 million and $6.1 million, respectively.

Assumptions

The following tables set forth the weighted-average assumptions used to determine Benefit obligations and Net periodic benefit cost for the U.S.-based plans in 2021 and 2020:

	Pension Benefits
	2021	2020
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	2.69%	2.40%
Rate of compensation increase	4.1%	4.13%

	Pension Benefits
	2021	2020	2019
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate - service cost	1.85%	2.89%	3.96%
Discount rate - interest cost	2.16%	2.99%	3.67%
Expected long-term return on plan assets	6.50%	6.50%	6.50%
Rate of compensation increase	4.13%	4.23%	4.23%

The following tables set forth the weighted-average assumptions used to determine Benefit obligations and Net periodic benefit cost for the non-U.S.-based plans in 2021 and 2020:

	Pension Benefits
	2021	2020
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	1.99%	1.48%
Rate of compensation increase	3.14%	3.17%

	Pension Benefits
	2021	2020	2019
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate - service cost	0.42%	0.73%	1.6%
Discount rate - interest cost	1.51%	2.3%	2.98%
Expected long-term return on plan assets	2.10%	3.31%	3.92%
Rate of compensation increase	3.17%	3.20%	3.77%

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

Assumed health care cost trend rates have an effect on the amounts reported for our healthcare plan. The following table sets forth the healthcare trend rate assumptions used:

	2021	2020
Assumed health care cost trend rates as of December 31:
Health care cost trend rate assumed for next year	6.00%	6.00%
Rate to which the cost rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2025	2023

Expected future benefit payments are shown in the table below (in millions):

	For the Years Ended December 31,
	2022	2023	2024	2025	2026	2027-2031
Pension benefits	$12.0	$6.8	$13.0	$33.0	$8.8	$76.9

Composition of Pension Plan Assets

We believe asset returns can be optimized at an acceptable level of risk by adequately diversifying the plan assets between equity and fixed income. In the fourth quarter of 2019, we changed the targeted allocations for our plan assets. The targeted allocation for fixed income and cash investments was changed to 50%, and the targeted allocation for equity investments was changed to 50%. Our targeted exposure to International equity including emerging markets was changed to 6.0% of total assets and our exposure to domestic equity was changed to 44.0%. Our U.S. pension plan represents 78%, our Canadian pension plan 9%, and our United Kingdom (“U.K.”) pension plan 13% of the total fair value of our plan assets as of December 31, 2021.

Our U.S. pension plans’ weighted-average asset allocations as of December 31, 2021 and 2020, by asset category, were as follows:

	Plan Assets as of December 31,
Asset Category:	2021	2020
U.S. equity	36.1%	34.8%
International equity	15.5%	17.0%
Fixed income	48.2%	48.0%
Money market/cash	0.2%	0.2%
Total	100.0%	100.0%

Our U.S. pension plans’ assets were invested according to the following targets:

Asset Category:	Target
U.S. equity	44.0%
International equity	6.0%
Fixed income	50.0%

Our Canadian pension plans were invested approximately 74% in Canadian bonds and 26% in equities. Our U.K. pension plan was invested in fixed income securities, including corporate and government bonds.

The fair values of our pension plan assets, by asset category, were as follows (in millions):

	Fair Value Measurements as of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and cash equivalents	$0.4	$—	$—	$0.4
Commingled pools / Collective Trusts:
U.S. equity (1)	—	51.8	—	51.8
International equity (2)	—	22.2	—	22.2
Fixed income (3)	—	69.3	—	69.3
Balanced pension trust: (4)
International equity	—	4.4	—	4.4
Fixed income	—	12.6	—	12.6
Pension fund:
Fixed income (6)	—	23.6	—	23.6
Total	$0.4	$183.9	$—	$184.3

	Fair Value Measurements as of December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and cash equivalents	$0.4	$—	$—	$0.4
Commingled pools / Collective Trusts:
U.S. equity (1)	—	47.0	—	47.0
International equity (2)	—	23.0	—	23.0
Fixed income (3)	—	64.9	—	64.9
Balanced pension trust: (4)
International equity	—	5.1	—	5.1
Fixed income	—	14.1	—	14.1
Pension fund:
Fixed income (5)	—	25.2	—	25.2
Total	$0.4	$179.3	$—	$179.7

Additional information about assets measured at Net Asset Value (“NAV”) per share (in millions):

	As of December 31, 2021
	Fair Value	Redemption Frequency (if currently eligible)	Redemption Notice Period
Asset Category:
Commingled pools / Collective Trusts:
U.S. equity (1)	$51.8	Daily	5 days
International equity (2)	22.2	Daily	5 days
Fixed income (3)	69.3	Daily	5-15 days
Balanced pension trust: (4)
International equity	4.4	Daily	3-5 days
Fixed income	12.6	Daily	3-5 days
Pension fund:
Fixed income (5)	23.6	Daily	1 - 3 days
Total	$183.9

	As of December 31, 2020
	Fair Value	Redemption Frequency (if currently eligible)	Redemption Notice Period
Asset Category:
Commingled pools / Collective Trusts:
U.S. equity (1)	$47.0	Daily	5 days
International equity (2)	23	Daily	5 days
Fixed income (3)	64.9	Daily	5-15 days
Balanced pension trust: (4)
International equity	5.1	Daily	3-5 days
Fixed income	14.1	Daily	3-5 days
Pension fund:
Fixed income (5)	25.2	Daily	1 - 3 days
Total	$179.3

(1)	This category includes investments primarily in U.S. equity securities that include large, mid and small capitalization companies.
(2)	This category includes investments primarily in international equity securities that include large, mid and small capitalization companies in large developed markets as well as emerging markets equities.
(3)	This category includes investments in U.S. investment grade and high yield fixed income securities, international fixed income securities and emerging markets fixed income securities.
(4)	The investment objectives of the plan are to provide long-term capital growth and income by investing primarily in a well-diversified, balanced portfolio of Canadian common stocks, bonds and money market securities. The plan also holds a portion of its assets in international equities, a portion of which may be invested in U.S. securities.
(5)	This category includes investments in U.K. government index-linked securities (index-linked gilts) that have maturity periods of 5 years or longer with a derivatives overlay and investment grade corporate bonds denominated in sterling.

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

The combined balance of equity method investments included in Other assets, net totaled (in millions):

	As of December 31,
	2021	2020
Equity method investments	$37.7	$37.0

We purchase compressors from our U.S. joint venture for use in certain of our products. The amounts of purchases included in Cost of goods sold in the Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Purchases of compressors from joint venture	$141.7	$123.1	$123.1
13. Income Taxes:

Our Provision for income taxes from continuing operations consisted of the following (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Current:
Federal	$72.0	$61.7	$55.9
State	17.0	14.1	14.2
Foreign	13.4	4.8	9.3
Total current	102.4	80.6	79.4
Deferred:
Federal	(2.6)	(0.7)	15.0
State	(1.5)	1.1	3.9
Foreign	(2.2)	7.1	0.8
Total deferred	(6.3)	7.5	19.7
Total provision for income taxes	$96.1	$88.1	$99.1

Income from continuing operations before income taxes was comprised of the following (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Domestic	$307.8	$268.4	$383.2
Foreign	252.3	176.8	124.7
Total	$560.1	$445.2	$507.9

The difference between the income tax provision from continuing operations computed at the statutory federal income tax rate and the financial statement Provision for income taxes is summarized as follows (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Provision at the U.S. statutory rate of 21%	$117.6	$93.5	$106.7
Increase (reduction) in tax expense resulting from:
State income tax, net of federal income tax benefit	12.1	10.8	13.2
Tax credits, net of unrecognized tax benefits	(9.3)	(7.8)	(13.8)
Change in unrecognized tax benefits	0.2	0.2	3.1
Change in valuation allowance	—	7.8	1.9
Foreign taxes at rates other than U.S. statutory rate	(43.6)	(33.6)	(20.7)
Deemed inclusions	7.7	9.2	8.3
Global intangible low-taxed income	18.8	10.3	9.5
Change in rates from the Tax Act & other law changes	0.1	0.7	(0.8)
Excess tax benefits from stock-based compensation	(5.7)	(4.2)	(10.9)
Miscellaneous other	(1.8)	1.2	2.6
Total provision for income taxes	$96.1	$88.1	$99.1

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

Deferred tax assets (liabilities) were comprised of the following (in millions):

	As of December 31,
	2021	2020
Gross deferred tax assets:
Warranties	$32.9	$29.2
Loss carryforwards (foreign, U.S. and state)	28.5	26.8
Post-retirement and pension benefits	15.6	24.8
Inventory reserves	7.1	7.3
Receivables allowance	4.5	3.8
Compensation liabilities	9.5	10.2
Legal reserves	12.1	10.1
Tax credits, net of federal effect	11.5	11.1
Other	9.6	8.0
Total deferred tax assets	131.3	131.3
Valuation allowance	(37.3)	(37.0)
Total deferred tax assets, net of valuation allowance	94.0	94.3
Gross deferred tax liabilities:
Depreciation	(58.7)	(58.7)
Intangibles	(15.5)	(15.2)
Insurance liabilities	(1.4)	(1.0)
Other	(7.1)	(6.2)
Total deferred tax liabilities	(82.7)	(81.1)
Net deferred tax assets	$11.3	$13.2

As of December 31, 2021 and 2020, we had $20.3 million and $18.6 million in tax-effected foreign net operating loss carryforwards, respectively. The deferred tax asset valuation allowance relates primarily to the operating loss carryforwards in

European tax jurisdictions. The remainder of the valuation allowance relates to state tax credits.

In assessing whether a deferred tax asset will be realized, we consider whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. We consider the reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not we will realize the benefits of these deductible differences, net of the existing valuation allowances, as of December 31, 2021.

No provision was made for income taxes which may become payable upon distribution of our foreign subsidiaries’ earnings. An actual repatriation in the future from our non-U.S. subsidiaries could still be subject to foreign withholding taxes and U.S. state taxes, but we expect any amounts to be immaterial.

We are currently under examination for our U.S. federal income taxes for 2021 and 2020 and are subject to examination by numerous other taxing authorities in the U.S. and foreign jurisdictions. We are generally no longer subject to U.S., state and local or non-U.S. income tax examinations by taxing authorities for years before 2014.

14. Lines of Credit and Financing Arrangements:

The following tables summarize our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2021	2020
Current maturities of long-term debt:
Asset securitization program	$—	$—
Finance lease obligations	11.3	10.1
Debt issuance costs	—	(0.2)
Total current maturities of long-term debt	$11.3	$9.9
Long-Term Debt:
Asset Securitization Program	$250.0	$—
Finance lease obligations	29.0	29.3
Domestic credit facility	6.5	—
Senior unsecured notes	950.0	950.0
Debt issuance costs	(9.0)	(8.6)
Total long-term debt	$1,226.5	$970.7
Total debt	$1,237.8	$980.6

As of December 31, 2021, the aggregate amounts of required principal payments on total debt excluding finance lease obligations (see Note 5) were as follows (in millions):

2022	$—
2023	600.0
2024	—
2025	300.0
2026	6.5
Thereafter	300.0

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist in financing seasonal borrowing needs for our foreign locations. As of December 31, 2021 or 2020, we did not have any outstanding short-term foreign obligations. Proceeds and repayments from these facilities were $0.0 million, $4.6 million and $5.3 million during the years ended December 31, 2021, 2020 and 2019, respectively.

Long-Term Debt

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

We renewed the ASP in November 2021, extending its term to November 2023 and increasing the maximum securitization amount to a range from $300.0 million to $450.0 million, depending on the period. The maximum capacity under the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less allowances, as defined by the ASP. Eligibility for securitization is limited based on the amount and quality of the qualifying accounts receivable and is calculated monthly. The eligible amounts available and beneficial interests sold were as follows (in millions):

	As of December 31,
	2021	2020
Eligible amount available under the ASP on qualified accounts receivable	$335.6	$279.1
Less: Beneficial interest transferred	(250.0)	—
Remaining amount available	$85.6	$279.1
We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on either the average LIBOR rate or floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.70%. The average rates as of December 31, 2021 and 2020 were 0.82% and 0.00%, respectively. The unused fee is based on 101% of the maximum available amount less the beneficial interest transferred and is calculated at rate ranging between 0.25% and 0.35%, depending on available borrowings, throughout the term of the agreement. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Credit Agreement (“Domestic Credit Facility”), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Domestic Credit Facility. The participating financial institutions have investment grade credit ratings. As of December 31, 2021, we believe we were in compliance with all covenant requirements.

Domestic Credit Agreement

In July 2021, we entered into a new Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto, which refinanced and replaced the Seventh Amended and Restated Credit Facility.

The Credit Agreement consists of a $750.0 million unsecured revolving credit facility that matures in July 2026. We had outstanding borrowings of $6.5 million as well as $2.0 million committed to standby letters of credit as of December 31, 2021.

Subject to covenant limitations, $741.5 million was available for future borrowings. The revolving credit facility includes a subfacility for swingline loans of up to $65.0 million.

Below is a summary of the weighted average interest rate for both December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Weighted average borrowing rate	1.38%	—%
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

If any event of default occurs and is continuing, the administrative agent, or lenders with a majority of the aggregate commitments may require the administrative agent to, terminate our right to borrow under our Domestic Credit Facility and accelerate amounts due under our Domestic Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of December 31, 2021, we believe we were in compliance with all covenant requirements.

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

All the Notes are guaranteed, on a senior unsecured basis, by certain of our subsidiaries that guarantee indebtedness under our Domestic Credit Facility. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of December 31, 2021, we believe we were in compliance with all covenant requirements.

15. Comprehensive Income:

The following table provides information on items not reclassified in their entirety from AOCL to Net Income in the accompanying Consolidated Statements of Operations (in millions):

	For the Years Ended December 31,
AOCL Component	2021	2020	Affected Line Item(s) in the Consolidated Statements of Operations
Gains/(Losses) on cash flow hedges:
Derivative contracts	$26.9	$(3.7)	Cost of goods sold and Losses (gains) and other expenses, net.
Income tax benefit	(6.2)	0.9	Provision for income taxes
Net of tax	$20.7	$(2.8)

Defined Benefit Plan Items:
Pension and post-retirement benefits costs	$(7.9)	$(5.9)	Cost of goods sold; Selling, general, administrative expenses and Other (income) expense, net
Pension settlements	(1.2)	(0.6)	Pension settlements
Income tax benefit	2.2	1.6	Provision for income taxes
Net of tax	$(6.9)	$(4.9)

Total reclassifications from AOCL	$13.8	$(7.7)

The following tables provide information on changes in AOCL, by component (net of tax), for the years ended December 31, 2021 and 2020 (in millions):

	Gains on Cash Flow Hedges	Share of equity method investments other comprehensive income	Defined Benefit Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2020	$8.2	$(1.2)	$(82.7)	$(21.5)	$(97.2)
Other comprehensive income (loss) before reclassifications	23.2	—	7.0	(7.3)	22.9
Amounts reclassified from AOCL	(20.7)	—	6.9	—	(13.8)
Net other comprehensive income (loss)	2.5	—	13.9	(7.3)	9.1
Balance as of December 31, 2021	$10.7	$(1.2)	$(68.8)	$(28.8)	$(88.1)

	Gains (Losses) on Cash Flow Hedges	Share of equity method investments other comprehensive income	Defined Benefit Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2019	$—	$—	$(81.5)	$(22.3)	$(103.8)
Other comprehensive income (loss) before reclassifications	5.4	(1.2)	(6.1)	0.8	(1.1)
Amounts reclassified from AOCI	2.8	—	4.9	—	7.7
Net other comprehensive income (loss)	8.2	(1.2)	(1.2)	0.8	6.6
Balance as of December 31, 2020	$8.2	$(1.2)	$(82.7)	$(21.5)	$(97.2)

16. Stock-Based Compensation:

Stock-based compensation expense related to continuing operations was included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations as follows (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Compensation expense(1)	$24.3	$24.3	$21.3

(1) Stock-based compensation expense was recorded in our Corporate and other business segment.

Incentive Plan

Under the Lennox International Inc. 2019 Equity and Incentive Compensation Plan, we are authorized to issue awards for 1.7 million shares of common stock. The plan provides for various long-term incentive awards, including performance share units, restricted stock units and stock appreciation rights. A description of these long-term incentive awards and related activity within each award category is provided below.

As of December 31, 2021, awards for 0.2 million shares of common stock had been granted, net of cancellations and repurchases, and there were 1.5 million shares available for future issuance.

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

The following table provides information on our performance share units:

	For the Years Ended December 31,
	2021	2020	2019
Compensation expense for performance share units (in millions)	$10.8	$8.9	$6.8
Weighted-average fair value of grants, per share	$314.27	$265.96	$245.06
Payout ratio for shares paid	100.0%	132.7%	157.2%

A summary of the status of our undistributed performance share units as of December 31, 2021, and changes during the year then ended, is presented below (in thousands, except per share data):

	Shares	Weighted- Average Grant Date Fair Value per Share
Undistributed performance share units as of December 31, 2020	159.4	$224.95
Granted	25.4	$314.27
Adjustment to shares paid based on payout ratio	11.1	204.64
Distributed	(44.9)	$197.54
Forfeited	(1.8)	$232.66
Undistributed performance share units as of December 31, 2021 (1)	149.2	$246.84

(1) Undistributed performance share units include approximately 95.0 thousand units with a weighted-average grant date fair value of $270.87 per share that had not yet vested and 54.2 thousand units that have vested but were not yet distributed.
As of December 31, 2021, we had $15.7 million of total unrecognized compensation cost related to non-vested performance share units that is expected to be recognized over a weighted-average period of 2.3 years. Our weighted-average estimated forfeiture rate for these performance share units was 30.3% as of December 31, 2021.

The total fair value of performance share units distributed and the resulting tax deductions to realized tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Fair value of performance share units distributed	$10.8	$15.1	$20.2
Realized tax benefits from tax deductions	$2.7	$0.7	$5.1

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

The following table provides information on our restricted stock units (in millions, except per share data):

	For the Years Ended December 31,
	2021	2020	2019
Compensation expense for restricted stock units	$8.7	$10.4	$9.7
Weighted-average fair value of grants, per share	$315.70	$265.96	$247.02

A summary of our non-vested restricted stock units as of December 31, 2021 and changes during the year then ended is presented below (in thousands, except per share data):

	Shares	Weighted- Average Grant Date Fair Value per Share
Non-vested restricted stock units as of December 31, 2020	136.0	$237.45
Granted	50.3	$315.70
Vested	(47.1)	$205.54
Forfeited	(4.1)	$232.39
Non-vested restricted stock units as of December 31, 2021 (1)	135.1	$277.85

(1) As of December 31, 2021, we had $22.0 million of total unrecognized compensation cost related to non-vested restricted stock units that is expected to be recognized over a weighted-average period of 2.31 years. Our estimated forfeiture rate for restricted stock units was 21.8% as of December 31, 2021.

The total fair value of restricted stock units vested and the resulting tax deductions to realized tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Fair value of restricted stock units vested	$11.0	$15.0	$10.9
Realized tax benefits from tax deductions	2.7	2.7	2.7

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

The following table provides information on our stock appreciation rights (in millions, except per share data):

	For the Years Ended December 31,
	2021	2020	2019
Compensation expense for stock appreciation rights	$4.8	$5.0	$4.8
Weighted-average fair value of grants, per share	$70.50	$55.21	$39.40

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

The fair value of the stock appreciation rights granted in 2021, 2020 and 2019 were estimated on the date of grant using the following assumptions:

	2021	2020	2019
Expected dividend yield	1.69%	1.64%	1.77%
Risk-free interest rate	0.88%	0.27%	1.59%
Expected volatility	29.80%	29.70%	21.23%
Expected life (in years)	4.35	3.95	3.96

A summary of our stock appreciation rights as of December 31, 2021, and changes during the year then ended, is presented below (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price per Share
Outstanding stock appreciation rights as of December 31, 2020	679.5	$205.41
Granted	75.7	$328.65
Exercised	(269.4)	$179.61
Forfeited	(7.5)	$243.87
Outstanding stock appreciation rights as of December 31, 2021	478.3	$241.61
Exercisable stock appreciation rights as of December 31, 2021	311.7	$212.22

The following table summarizes information about stock appreciation rights outstanding as of December 31, 2021 (in millions, except per share data and years; shares in thousands):

	Stock Appreciation Rights Outstanding			Stock Appreciation Rights Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Shares (1)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$131.94 to $205.53	133.7	2.26	$20.2	133.7	2.26	$20.2
$214.63 to $257.08	184.8	4.57	$15.8	150.0	4.46	$13.5
$278.00 to $328.65	159.8	6.47	$3.9	28.0	6.00	$1.3
(1) Share amounts are rounded but the balance accurately reflects the actual amount of exercisable stock appreciation rights as of December 31, 2021.

As of December 31, 2021, we had $8.2 million of unrecognized compensation cost related to non-vested stock appreciation rights that is expected to be recognized over a weighted-average period of 2.4 years. Our estimated forfeiture rate for stock appreciation rights was 20.0% as of December 31, 2021.

The total intrinsic value of stock appreciation rights exercised and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2021	2020	2019
Intrinsic value of stock appreciation rights exercised	$31.2	$26.7	$37.1
Realized tax benefits from tax deductions	$7.7	$6.7	$9.3

Employee Stock Purchase Plan

Under the 2012 Employee Stock Purchase Plan (“ESPP”), all employees who meet certain service requirements are eligible to purchase our common stock through payroll deductions at the end of three month offering periods. The purchase price for such shares is 95% of the fair market value of the stock on the last day of the offering period. A maximum of 2.5 million shares is authorized for purchase until the ESPP plan termination date of May 10, 2022, unless terminated earlier at the discretion of the Board of Directors. Employees purchased approximately 10,300 shares under the ESPP during the year ended December 31, 2021. Approximately 2.3 million shares remain available for purchase under the ESPP as of December 31, 2021.

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

Where available, the fair values were based upon quoted prices in active markets. However, if quoted prices were not available, then the fair values were based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities without observable market activity, if any, the fair values were based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. Valuation adjustments to reflect either party’s creditworthiness and ability to pay were incorporated into our valuations, where appropriate, as of December 31, 2021 and 2020, the measurement dates.

The methodologies used to determine the fair value of our financial assets and liabilities as of December 31, 2021 were the same as those used as of December 31, 2020.

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

The fair value of our senior unsecured notes in Long-term debt was based on the amount of future cash flows using current market rates for debt instruments of similar maturities and credit risk. The following table presents the fair value for our senior unsecured notes in Long-term debt (in millions):

	As of December 31,
	2021	2020
Quoted Prices in Active Markets for Similar Instruments (Level 2):
Senior unsecured notes	$959.2	$971.6

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

See “Management’s Report on Internal Control Over Financial Reporting” included in Item 8 “Financial Statements and Supplementary Data.”

Attestation Report of the Independent Registered Public Accounting Firm

See “Report of Independent Registered Public Accounting Firm” included in Item 8 “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There were no changes during the year ended December 31, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2021. Also, refer to Part I, Item 1 “Business - Information about our Executive Officers ” of this Annual Report on Form 10-K, which identifies our executive officers and is incorporated herein by reference.

Item 11. Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2021. Also, refer to Note 16 in the Notes to the Consolidated Financial Statements for additional information about our equity compensation plans.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2021.

Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Dallas, TX, Auditor Firm ID: 185.

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements are included in Part II, Item 8 of the Annual Report on Form 10-K:
•Report of Independent Registered Public Accounting Firm (KPMG LLP, Dallas, TX, Auditor Firm ID: 185)
•Consolidated Balance Sheets as of December 31, 2021 and 2020
•Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019
•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019
•Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2021, 2020 and 2019
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019
•Notes to the Consolidated Financial Statements for the Years Ended December 31, 2021, 2020 and 2019

Financial Statement Schedules

The financial statement schedule included in this Annual Report on Form 10-K is Schedule II - Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2021, 2020 and 2019 (see Schedule II immediately following the signature page of this Annual Report on Form 10-K).

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

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of Lennox International Inc. (“LII”) (filed herewith).
3.2	Amended and Restated Bylaws of LII (filed herewith).
4.1
Indenture, dated as of May 3, 2010, between LII and U.S. Bank National Association, as trustee (filed as Exhibit 4.3 to LII’s Post-Effective Amendment No. 1 to Registration Statement on S-3 (Registration No. 333-155796) filed on May 3, 2010 and incorporated herein by reference).

4.2
Sixth Supplemental Indenture, dated as of November 3, 2016, among LII, each other existing Guarantor under the Indenture, dated as of May 3, 2010, as subsequently supplemented, and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to LII’s Current Report on Form 8-K filed on November 3, 2016 and incorporated herein by reference).

4.3	Form of 3.000% Notes due 2023 (filed as Exhibit A in Exhibit 4.2 to LII’s Current Report on Form 8-K filed on November 3, 2016 and incorporated herein by reference).
4.4
Ninth Supplemental Indenture, dated as of July 30, 2020, among LII, each existing Guarantor under the Indenture, dated as of May 3, 2010, as subsequently supplemented, and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to LII’s Current Report on Form 8-K filed on July 30, 2020 and incorporated herein by reference).

4.5	Form of 1.350% Notes due 2025 (filed as Exhibit A in Exhibit 4.2 to LII’s Current Report on Form 8-K filed on July 30, 2020 and incorporated herein by reference).
4.6	Form of 1.700% Notes due 2027 (filed as Exhibit B in Exhibit 4.2 to LII’s Current Report on Form 8-K filed on July 30, 2020 and incorporated herein by reference).
4.7
Tenth Supplemental Indenture, dated as of July 14, 2021, among LII, each existing Guarantor under the Indenture, dated as of May 3, 2010, as subsequently supplemented, and U.S. Bank National Association, as trustee (filed herewith).

4.8	Description of Securities (filed herewith).
10.1
Credit Agreement, dated as of July 14, 2021, among Lennox International Inc., a Delaware corporation, the Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on July 15, 2021 and incorporated herein by reference).

10.2
Guaranty Agreement, dated as of July 14, 2021, among the guarantors party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to LII’s Current Report on Form 8-K filed on July 15, 2021 and incorporated herein by reference).

10.3
Amendment No. 11 to Amended and Restated Receivables Purchase Agreement, dated as of November 12, 2021, among LPAC Corp., as the Seller, Lennox Industries Inc., as the Master Servicer, Lennox International Inc., Victory Receivables Corporation, as a Purchaser, MUFG Bank, Ltd., formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent for the Investors, the purchaser agent for the MUFG Purchaser Group and a MUFG Liquidity Bank, Wells Fargo Bank, N.A., as the purchaser agent for the WFB Purchaser Group and a WFB Liquidity Bank, and PNC Bank, N.A., as the purchaser agent for the PNC Purchaser Group and a PNC Liquidity Bank, including attachments (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on November 12, 2021 and incorporated herein by reference).

10.4*	Lennox International Inc. 2019 Equity and Incentive Compensation Plan (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on May 24, 2019 and incorporated herein by reference).
10.5*
Form of Long-Term Incentive Award Agreement for U.S. Employees - Vice President and Above (for use under the 2019 Incentive Plan) (filed as Exhibit 10.18 to LII’s Annual Report on Form 10-K filed on February 18, 2020 and incorporated herein by reference).

10.6*
Form of Long-Term Incentive Award Agreement for Non-U.S. Employees - Vice President and Above (for use under the 2019 Incentive Plan) (filed as Exhibit 10.3 to LII’s Quarterly Report on Form 10-Q filed on October 25, 2021 and incorporated herein by reference).

10.7*
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (for use under the 2019 Incentive Plan) (filed as Exhibit 10.19 to LII’s Annual Report on Form 10-K filed on February 18, 2020 and incorporated herein by reference).

10.8*
Form of Short-Term Incentive Program for Lennox International Inc. and its Subsidiaries (filed as Exhibit 10.20 to LII’s Annual Report on Form 10-K filed on February 18,2020 and incorporated herein by reference).

10.9*
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

10.11*
Amendment Number One to the Lennox International Inc. Supplemental Retirement Plan, as amended and restated as of January 1, 2009, dated December 28, 2018 (filed as Exhibit 10.23 to LII’s Annual Report on Form 10-K filed on February 19, 2019 and incorporated herein by reference).

10.12*
Lennox International Inc. Supplemental Restoration Retirement Plan, effective as of January 1, 2019, dated December 28, 2018 (filed as Exhibit 10.24 to LII’s Annual Report on Form 10-K filed on February 19, 2019 and incorporated herein by reference).

10.13*
Form of Indemnification Agreement entered into between LII and certain executive officers and directors of LII (filed as Exhibit 10.15 to LII’s Registration Statement on Form S-1 (Registration No. 333-75725) filed on April 6, 1999 and incorporated herein by reference).

10.14*
Form of Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.30 to LII's Annual Report on Form 10-K filed on February 27, 2007 and incorporated herein by reference).

10.15*
Form of Amendment to Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.2 to LII's Current Report on Form 8-K filed on December 12, 2007 and incorporated herein by reference).

10.16*
Form of Change of Control Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on July 17, 2012 and incorporated herein by reference).

10.17*
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

10.19*
Retention Agreement, dated July 12, 2021, between Lennox International Inc. and Douglas L. Young (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on July 14, 2021 and incorporated herein by reference).

10.20*
Form of Award Agreement, dated December 10, 2021, between Lennox International Inc. and certain named executive officers (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on December 14, 2021 and incorporated herein by reference).

21.1	Subsidiaries of LII (filed herewith).
22.1	List of Guarantor Subsidiaries (filed herewith).
23.1	Consent of KPMG LLP (filed herewith).
31.1	Certification of the principal executive officer (filed herewith).
31.2	Certification of the principal financial officer (filed herewith).
32.1	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101	SCH Inline XBRL Taxonomy Extension Schema Document
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101	LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNOX INTERNATIONAL INC.

By: /s/ Todd M. Bluedorn
Todd M. Bluedorn
Chief Executive Officer
February 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ TODD M. BLUEDORN	Chief Executive Officer and Chairman of the Board of Directors	February 15, 2022
Todd M. Bluedorn	(Principal Executive Officer)

/s/ JOSEPH W. REITMEIER	Executive Vice President and Chief Financial Officer	February 15, 2022
Joseph W. Reitmeier	(Principal Financial Officer)

/s/ CHRIS A. KOSEL	Vice President, Controller and Chief Accounting Officer	February 15, 2022
Chris A. Kosel	(Principal Accounting Officer)

/s/ TODD J. TESKE	Lead Director	February 15, 2022
Todd J. Teske

/s/ SHERRY L. BUCK	Director	February 15, 2022
Sherry L. Buck

/s/ JANET K. COOPER	Director	February 15, 2022
Janet K. Cooper

/s/ MAX H. MITCHELL	Director	February 15, 2022
Max H. Mitchell

/s/ JOHN W. NORRIS, III	Director	February 15, 2022
John W. Norris, III

/s/ KAREN H. QUINTOS	Director	February 15, 2022
Karen. H. Quintos

/s/ KIM K.W. RUCKER	Director	February 15, 2022
Kim K.W. Rucker

/s/ GREGORY T. SWIENTON	Director	February 15, 2022
Gregory T. Swienton

/s/ SHANE D. WALL	Director	February 15, 2022
Shane D. Wall

LENNOX INTERNATIONAL INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2021, 2020 and 2019
(In millions)

	Balance at beginning of year	Additions charged to cost and expenses	Write-offs	Recoveries	Other	Balance at end of year
2019
Allowance for doubtful accounts	$6.3	$4.5	$(4.9)	$1.6	$(1.4)	$6.1
2020
Allowance for doubtful accounts	$6.1	$8.1	$(4.2)	$1.2	$(1.6)	$9.6
2021
Allowance for doubtful accounts	$9.6	$0.3	$(0.4)	$1.2	$—	$10.7