Form 10-Q
period 2022-03-31
LENNOX INTERNATIONAL INC
filed 2022-04-25
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of April 15, 2022, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 35,909,160.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three months ended March 31, 2022

i

Part I - Financial Information
Item 1. Financial Statements

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Amounts in millions, except shares and par values)	As of March 31, 2022	As of December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$34.3	$31.0
Short-term investments	5.7	5.5
Accounts and notes receivable, net of allowances of $11.7 and $10.7 in 2022 and 2021, respectively	603.0	508.3
Inventories, net	678.9	510.9
Other assets	115.3	119.7
Total current assets	1,437.2	1,175.4
Property, plant and equipment, net of accumulated depreciation of $902.2 and $888.8 in 2022 and 2021, respectively	518.3	515.1
Right-of-use assets from operating leases	212.1	196.1
Goodwill	186.4	186.6
Deferred income taxes	13.3	11.3
Other assets, net	89.6	87.4
Total assets	$2,456.9	$2,171.9

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt	$11.8	$11.3
Current operating lease liabilities	58.8	54.8
Accounts payable	457.3	402.1
Accrued expenses	325.1	358.9
Income taxes payable	6.4	—
Total current liabilities	859.4	827.1
Long-term debt	1,599.5	1,226.5
Long-term operating lease liabilities	157.4	145.0
Pensions	84.3	83.3
Other liabilities	166.5	159.0
Total liabilities	2,867.1	2,440.9
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,110.4	1,133.7
Retained earnings	2,769.8	2,719.3
Accumulated other comprehensive loss	(80.5)	(88.1)
Treasury stock, at cost, 51,127,988 shares and 50,536,125 shares for 2022 and 2021, respectively	(4,210.8)	(4,034.8)
Total stockholders' deficit	(410.2)	(269.0)
Total liabilities and stockholders' deficit	$2,456.9	$2,171.9
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended March 31,
	2022	2021
Net sales	$1,013.4	$930.5
Cost of goods sold	745.2	674.0
Gross profit	268.2	256.5
Operating Expenses:
Selling, general and administrative expenses	155.3	145.3
Losses (gains) and other expenses, net	0.4	0.3
Restructuring charges	0.5	0.1
Loss (income) from equity method investments	0.1	(3.3)
Operating income	111.9	114.1
Pension settlements	0.1	0.7
Interest expense, net	6.8	6.0
Other expense (income), net	0.6	1.0
Net income before income taxes	104.4	106.4
Provision for income taxes	20.8	22.2
Net income	$83.6	$84.2

Earnings per share – Basic:	$2.30	$2.22

Earnings per share – Diluted:	$2.29	$2.20

Weighted Average Number of Shares Outstanding - Basic	36.3	38.0
Weighted Average Number of Shares Outstanding - Diluted	36.5	38.2

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

(Amounts in millions)	For the Three Months Ended March 31,
	2022	2021
Net income	$83.6	$84.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.2)	(2.5)
Net change in pension and post-retirement liabilities	(1.4)	(3.0)
Reclassification of pension and post-retirement benefit losses into earnings	1.3	2.2
Pension settlements	0.1	0.7
Net change in fair value of cash flow hedges	19.6	9.6
Reclassification of cash flow hedge (gains) losses into earnings	(7.5)	(4.4)
Other comprehensive income before taxes	10.9	2.6
Tax expense	(3.3)	(4.6)
Other comprehensive income (loss), net of tax	7.6	(2.0)
Comprehensive income	$91.2	$82.2
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three months ended March 31, 2022 and 2021 (Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the three months ended March 31, 2022)					Shares	Amount
Balance as of December 31, 2021	$0.9	$1,133.7	$2,719.3	$(88.1)	50.5	$(4,034.8)	$(269.0)
Net income	—	—	83.6	—	—	—	83.6
Dividends, $0.92 per share	—	—	(33.1)	—	—	—	(33.1)
Foreign currency translation adjustments	—	—	—	(1.2)	—	—	(1.2)
Pension and post-retirement liability changes, net of tax expense of $0.2	—	—	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	4.7	—	—	—	—	4.7
Change in cash flow hedges, net of tax expense of $3.1	—	—	—	9.0	—	—	9.0
Treasury shares reissued for common stock	—	(1.0)	—	—	(0.1)	1.9	0.9
Treasury stock purchases	—	(27.0)	—	—	0.7	(177.9)	(204.9)
Balance as of March 31, 2022	$0.9	$1,110.4	$2,769.8	$(80.5)	51.1	$(4,210.8)	$(410.2)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the three months ended March 31, 2021)					Shares	Amount
Balance as of December 31, 2020	$0.9	$1,113.2	$2,385.8	$(97.2)	48.8	$(3,419.8)	$(17.1)
Net income	—	—	84.2	—	—	—	84.2
Dividends, $0.77 per share	—	—	(29.1)	—	—	—	(29.1)
Foreign currency translation adjustments	—	—	—	(2.5)	—	—	(2.5)
Pension and post-retirement liability changes, net of tax expense of $3.5	—	—	—	(3.6)	—	—	(3.6)
Stock-based compensation expense	—	8.5	—	—	—	—	8.5
Change in cash flow hedges, net of tax expense of $1.1	—	—	—	4.1	—	—	4.1
Treasury shares reissued for common stock	—	(1.4)	—	—	—	2.2	0.8
Treasury stock purchases	—	(30.0)	—	—	0.6	(176.0)	(206.0)
Balance as of March 31, 2021	$0.9	$1,090.3	$2,440.9	$(99.2)	49.4	$(3,593.6)	$(160.7)

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

(Amounts in millions)	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$83.6	$84.2
Adjustments to reconcile net income to net cash used in operating activities:
Loss (income) from equity method investments	0.1	(3.3)
Restructuring charges, net of cash paid	0.5	0.3
Provision for credit losses	1.4	2.0
Unrealized losses (gains) on derivative contracts	0.1	(0.2)
Stock-based compensation expense	4.7	8.5
Depreciation and amortization	18.8	17.4
Deferred income taxes	(5.3)	1.0
Pension expense	1.4	3.0
Pension contributions	(0.1)	(0.4)
Other items, net	(0.9)	(0.1)
Changes in assets and liabilities:
Accounts and notes receivable	(96.9)	(77.5)
Inventories	(168.8)	(62.5)
Other current assets	1.1	(9.5)
Accounts payable	67.5	41.2
Accrued expenses	(33.0)	(41.8)
Income taxes payable and receivable, net	20.8	14.0
Leases, net	0.5	(0.7)
Other, net	6.6	6.9
Net cash used in operating activities	(97.9)	(17.5)
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	0.3	0.4
Purchases of property, plant and equipment	(25.8)	(24.7)
(Purchases of) proceeds from short-term investments, net	(0.2)	0.5
Net cash used in investing activities	(25.7)	(23.8)
Cash flows from financing activities:
Asset securitization borrowings	90.0	155.0
Asset securitization payments	(61.0)	—
Long-term debt payments	(3.2)	(2.9)
Borrowings from credit facility	722.5	202.0
Payments on credit facility	(381.5)	(165.0)
Proceeds from employee stock purchases	0.9	0.9
Repurchases of common stock	(200.0)	(200.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(4.9)	(6.0)
Cash dividends paid	(33.7)	(29.5)
Net cash provided by (used in) financing activities	129.1	(45.5)
Increase (decrease) in cash and cash equivalents	5.5	(86.8)
Effect of exchange rates on cash and cash equivalents	(2.2)	(1.6)
Cash and cash equivalents, beginning of period	31.0	123.9
Cash and cash equivalents, end of period	$34.3	$35.5

Supplemental disclosures of cash flow information:
Interest paid	$5.8	$5.5
Income taxes paid (net of refunds)	$5.2	$8.2

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we," "our," "us," "LII," or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of March 31, 2022, the accompanying unaudited Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, the accompanying unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021, the accompanying unaudited Consolidated Statements of Stockholders' Deficit for the three months ended March 31, 2022 and 2021, and the accompanying unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Impact of COVID-19 Pandemic

A novel strain of coronavirus (“COVID-19”) has surfaced and spread around the world. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic is creating supply chain disruptions and higher employee absenteeism in our factories and distribution locations.

As the COVID-19 pandemic continues, health concern risks remain. We cannot predict whether any of our manufacturing, operational or distribution facilities will experience any future disruptions, or how long such disruptions would last. It also remains unclear how various national, state, and local governments will react if new variants of the virus become more dominant. If the COVID-19 pandemic worsens or the pandemic continues longer than presently expected, COVID 19 could impact our results of operations, financial position and cash flows.

Executive Leadership Transition

On March 23, 2022, the Board of Directors appointed Alok Maskara as CEO effective May 9, 2022. Mr. Maskara succeeds Todd Bluedorn, who announced in July 2021 his plans to step down by mid-2022 as Chairman and CEO. Todd J. Teske was appointed Chairman of the Board and will serve as interim CEO until Mr. Maskara assumes the role as CEO.

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

Segment Data

Net sales and segment profit (loss) for each segment, along with a reconciliation of segment profit (loss) to Operating income, are shown below (in millions):

	For the Three Months Ended March 31,
	2022	2021
Net sales
Residential Heating & Cooling	$682.2	$606.3
Commercial Heating & Cooling	187.7	199.2
Refrigeration	143.5	125.0
	$1,013.4	$930.5

Segment profit (loss) (1)
Residential Heating & Cooling	$107.6	$96.4
Commercial Heating & Cooling	6.3	27.4
Refrigeration	14.1	7.9
Corporate and other	(13.4)	(16.0)
Total segment profit	114.6	115.7
Reconciliation to Operating income:
Items in Losses (gains) and other expenses, net that are excluded from segment profit (loss) (1)	2.2	1.5
Restructuring charges	0.5	0.1
Operating income	$111.9	$114.1
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
◦Special product quality adjustments, and
◦Restructuring charges.

3. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share were as follows (in millions, except per share data):

	For the Three Months Ended March 31,
	2022	2021
Net income	$83.6	$84.2

Weighted-average shares outstanding – basic	36.3	38.0
Add: Potential effect of dilutive securities attributable to stock-based payments	0.2	0.2
Weighted-average shares outstanding – diluted	36.5	38.2

Earnings per share - Basic	$2.30	$2.22

Earnings per share - diluted	$2.29	$2.20

The following stock appreciation rights and restricted stock units were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Three Months Ended March 31,
	2022	2021
Weighted-average number of shares	0.2	0.1
Price per share	$278.00-$328.65	$278.00

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

We lease certain real and personal property under non-cancelable operating leases. Approximately 79% of our right-of-use assets and lease liabilities relate to our leases of real estate with the remaining amounts primarily relating to our leases of IT equipment, fleet vehicles and manufacturing and distribution equipment.

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

Liabilities for estimated product warranty costs related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of March 31, 2022	As of December 31, 2021
Accrued expenses	$38.5	$37.2
Other liabilities	104.7	97.0
Total warranty liability	$143.2	$134.2
The changes in product warranty liabilities related to continuing operations for the three months ended March 31, 2022 were as follows (in millions):

Total warranty liability as of December 31, 2021	$134.2
Warranty claims paid	(7.1)
Changes resulting from issuance of new warranties	12.7
Changes in estimates associated with pre-existing liabilities	3.5
Changes in foreign currency translation rates and other	(0.1)
Total warranty liability as of March 31, 2022	$143.2

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

	For the Three Months Ended March 31,
	2022	2021
Loss for asbestos-related litigation, net	$1.7	$1.1

It is management's opinion that none of these claims or lawsuits or any threatened litigation will have a material adverse effect on our financial condition, results of operations or cash flows. Claims and lawsuits, however, involve uncertainties and it is possible that their eventual outcome could adversely affect our results of operations for a particular period.

5. Stock Repurchases:

Our Board of Directors has authorized a total of $4.0 billion to repurchase shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $1.0 billion share repurchase authorization in July 2021. Under this program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. As of March 31, 2022, $646 million was available for repurchase under the Share Repurchase Plans.

In February 2022, we entered into a fixed dollar accelerated share repurchase transaction (the "ASR Agreement") with Wells Fargo Bank, to effect an accelerated stock buyback of our common stock. Under the ASR Agreement, we paid Wells Fargo Bank $200.0 million and Wells Fargo Bank delivered to us 0.6 million shares of common stock representing approximately 87% of the shares expected to be purchased under this ASR Agreement. The ASR was completed in April 2022 and Wells Fargo Bank delivered an additional 0.2 million shares of common stock for a total of 0.8 million shares of common stock repurchased under this ASR Agreement. We recorded $173.0 million in Treasury Stock and the remaining $27.0 million in Additional Paid-In Capital until the transaction was settled in April 2022.

We also repurchased shares for $4.9 million during the three months ended March 31, 2022 from employees who tendered their shares to satisfy minimum tax withholding obligations upon the vesting and exercise of stock-based compensation awards.

6. Revenue Recognition:

The following table disaggregates our revenue by business segment by geography which provides information as to the major source of revenue. See Note 2 for additional information on our reportable business segments and the products and services sold in each segment.

	For the Three Months Ended March 31, 2022
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$629.7	$176.8	$91.8	$898.3
Canada	52.5	10.4	—	62.9
Other international	—	0.5	51.7	52.2
Total	$682.2	$187.7	$143.5	$1,013.4

	For the Three Months Ended March 31, 2021
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$558.8	$182.3	$75.6	$816.7
Canada	47.5	16.9	—	64.4
Other international	—	—	49.4	49.4
Total	$606.3	$199.2	$125.0	$930.5

Residential Heating & Cooling - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox stores or to independent distributors. For the three months ended March 31, 2022 and 2021, direct sales represented 66% and 67% of revenues, and sales to independent distributors represented the remainder. Given the nature of our business, customer product orders are fulfilled at a point in time and not over a period of time.

Commercial Heating & Cooling - In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. These products are distributed primarily through commercial contractors and directly to national account customers in the planned replacement, emergency replacement and new construction markets. Revenue for the products sold is recognized at a point in time when control transfers to the customer, which is generally at time of shipment. Lennox National Account Services provides installation, service and preventive maintenance for HVAC national account customers in the United States and Canada. Revenue related to service contracts is recognized as the services are performed under the contract based on the relative fair value of the services provided. For the three months ended March 31, 2022 and 2021, equipment sales represented 80% and 83% of revenues and the remainder of our revenue was generated from our service business.

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

Net contract liabilities consisted of the following:

	March 31, 2022	December 31, 2021	$ Change	% Change
Contract liabilities - current	$(14.0)	$(10.2)	$(3.8)	36.9%
Contract liabilities - noncurrent	(5.4)	(5.5)	0.1	(1.2)%
Total	$(19.4)	$(15.7)	$(3.7)

For the three months ended March 31, 2022 and 2021, we recognized revenue of $3.7 million and $1.6 million related to our contract liabilities at January 1, 2022 and 2021, respectively. Impairment losses recognized in our receivables and contract assets were de minimis in 2022 and 2021.

7. Other Financial Statement Details:
Inventories:
The components of inventories are as follows (in millions):

	As of March 31, 2022	As of December 31, 2021
Finished goods	$430.4	$310.8
Work in process	10.8	12.4
Raw materials and parts	311.8	262.1
Subtotal	753.0	585.3
Excess of current cost over last-in, first-out cost	(74.1)	(74.4)
Total inventories, net	$678.9	$510.9

Goodwill:
The changes in the carrying amount of goodwill in 2022, in total and by segment, are summarized in the table below (in millions):

	Balance at December 31, 2021	Changes in foreign currency translation rates	Balance at March 31, 2022
Residential Heating & Cooling	$26.1	$—	$26.1
Commercial Heating & Cooling	61.1	—	61.1
Refrigeration	99.4	(0.2)	99.2
Total Goodwill	$186.6	$(0.2)	$186.4

We monitor our reporting units for indicators of impairment throughout the year to determine if a change in facts or circumstances warrants a re-evaluation of our goodwill. We have not recorded any goodwill impairments for the three months ended March 31, 2022.

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

Cash Flow Hedges

We have foreign exchange forward contracts and commodity futures contracts designated as cash flow hedges that are scheduled to mature through August 2023. Unrealized gains or losses from our cash flow hedges are included in Accumulated other comprehensive loss (“AOCL”) and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities and foreign currencies at the settlement dates. We recorded the following amounts in AOCL related to our cash flow hedges (in millions):

	As of March 31, 2022	As of December 31, 2021
Unrealized gains on unsettled contracts	$(25.5)	$(13.4)
Income tax expense	5.8	2.7
Gains included in AOCL, net of tax (1)	$(19.7)	$(10.7)
(1) Assuming commodity prices and foreign currency exchange rates remain constant, we expect to reclassify $19.6 million of derivative gains as of March 31, 2022 into earnings within the next 12 months.

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

	For the Three Months Ended March 31,
	2022	2021
Stock-based compensation expense (1)	$4.7	$8.5
(1) All expense was recorded in our Corporate and Other business segment.

8. Pension Benefit Plans:

The components of net periodic benefit cost for pension benefits were as follows (in millions):

	For the Three Months Ended March 31,
	2022	2021
Service cost	$1.1	$1.5
Interest cost	1.5	1.5
Expected return on plan assets	(2.3)	(2.7)
Amortization of prior service cost	—	0.1
Recognized actuarial loss	1.5	2.1
Other	(0.1)	(0.2)
Settlements and curtailments	0.1	0.7
Net periodic benefit cost	$1.8	$3.0
9. Income Taxes:

As of March 31, 2022, we had approximately $3.5 million in total gross unrecognized tax benefits. All of this amount, if recognized, would be recorded through the Consolidated Statements of Operations.

We are currently in the Bridge program for our U.S. federal income taxes under the Internal Revenue Service's Compliance Assurance Program for 2022 and 2021. As a result, our returns for those years will not be examined. However, we are subject to examination by numerous other taxing authorities in the U.S. and in foreign jurisdictions. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years prior to 2015.

10. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	As of March 31, 2022	As of December 31, 2021
Current maturities of long-term debt:
Total current maturities of long-term debt	$11.8	$11.3
Long-Term Debt:
Asset Securitization Program	$279.0	$250.0
Finance lease obligations	31.4	29.0
Domestic credit facility	347.5	6.5
Senior unsecured notes	950.0	950.0
Debt issuance costs	(8.4)	(9.0)
Total long-term debt	$1,599.5	$1,226.5
Total debt	$1,611.3	$1,237.8

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist us in financing seasonal borrowing needs for our foreign locations. We had no outstanding foreign obligations as of March 31, 2022 or December 31, 2021 and there were no borrowings or repayments on these facilities during the three months ended March 31, 2022.

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

	As of March 31, 2022	As of December 31, 2021
Eligible amount available under the ASP on qualified accounts receivable	$279.4	$335.6
Less: Beneficial interest transferred	(279.0)	(250.0)
Remaining amount available	$0.4	$85.6
We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interests sold and calculated on either the average LIBOR rate or floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.70%. The average rates as of March 31, 2022 and December 31, 2021 were 1.19% and 0.82%, respectively. The unused fee is based on 101% of the maximum available amount less the beneficial interest transferred and is calculated at a rate ranging between 0.25% and 0.35%, depending on the available borrowings, throughout the term of the agreement. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Credit Agreement ("Domestic Credit Facility"), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Domestic Credit Facility. The participating financial institutions have investment grade credit ratings. As of March 31, 2022, we believe we were in compliance with all covenant requirements.

Domestic Credit Facility

In July 2021, we entered into a new Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto, which refinanced and replaced the Seventh Amended and Restated Credit Facility.

The Credit Agreement consists of a $750.0 million unsecured revolving credit facility. We had outstanding borrowings of $347.5 million as well as $2.0 million committed to standby letters of credit as of March 31, 2022. Subject to covenant limitations, $400.5 million was available for future borrowings.

Our weighted average borrowing rate on the facility was as follows:

	As of March 31, 2022	As of December 31, 2021
Weighted average borrowing rate	1.62%	1.38%

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

If any event of default occurs and is continuing, the administrative agent, or lenders with a majority of the aggregate commitments may require the administrative agent to, terminate our right to borrow under our Domestic Credit Facility and accelerate amounts due under our Domestic Credit Facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of March 31, 2022, we believe we were in compliance with all covenant requirements.

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

All the Notes are guaranteed, on a senior unsecured basis, by certain of our subsidiaries that guarantee indebtedness under our Credit Agreement. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of March 31, 2022, we believe we were in compliance with all covenant requirements.

11. Comprehensive Income (Loss):

The following table provides information on items reclassified from AOCL to Net income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended March 31,		Affected Line Item(s) in the Consolidated Statements of Operations
	2022	2021
(Losses) Gains on Cash Flow Hedges:
Derivatives contracts	$7.5	$4.4	Cost of goods sold; Losses (gains) and other expenses, net
Income tax expense	(1.7)	(1.0)	Provision for income taxes
Net of tax	$5.8	$3.4

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(1.3)	$(2.2)	Cost of goods sold; Selling, general and administrative expenses
Pension settlements	(0.1)	(0.7)	Pension settlements
Income tax benefit	0.2	0.7	Provision for income taxes
Net of tax	$(1.2)	$(2.2)
Total reclassifications from AOCL	$4.6	$1.2

The following table provides information on changes in AOCL, by component (net of tax), for the three months ended March 31, 2022 (in millions):

	Gains (Losses) on Cash Flow Hedges	Share of equity method investments other comprehensive income	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2021	$10.7	$(1.2)	$(68.8)	$(28.8)	$(88.1)
Other comprehensive income (loss) before reclassifications	14.8	—	(1.4)	(1.2)	12.2
Amounts reclassified from AOCL	(5.8)	—	1.2	—	(4.6)
Net other comprehensive income (loss)	9.0	—	(0.2)	(1.2)	7.6
Balance as of March 31, 2022	$19.7	$(1.2)	$(69.0)	$(30.0)	$(80.5)

12. Fair Value Measurements:

Fair Value Hierarchy

The methodologies used to determine the fair value of our financial assets and liabilities at March 31, 2022 were the same as those used at December 31, 2021.

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

	As of March 31, 2022	As of December 31, 2021
Senior unsecured notes	$913.9	$959.2

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

In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise, except as required by law.

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

Impact of COVID-19 Pandemic

A novel strain of coronavirus (“COVID-19”) has surfaced and spread around the world. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic is creating supply chain disruptions and higher employee absenteeism in our factories and distribution locations.

As the COVID-19 pandemic continues, health concern risks remain. We cannot predict whether any of our manufacturing, operational or distribution facilities will experience any future disruptions, or how long such disruptions would last. It also remains unclear how various national, state, and local governments will react if new variants of the virus become more dominant. If the COVID-19 pandemic worsens or the pandemic continues longer than presently expected, COVID 19 could impact our results of operations, financial position and cash flows.

Executive Leadership Transition

On March 23, 2022, the Board of Directors appointed Alok Maskara as CEO effective May 9, 2022. Mr. Maskara succeeds Todd Bluedorn, who announced in July 2021 his plans to step down by mid-2022 as Chairman and CEO. Todd J. Teske was appointed Chairman of the Board and will serve as interim CEO until Mr. Maskara assumes the role as CEO.

Financial Overview

Results for the first quarter of 2022 were driven by overall year over year sales increases while operating income decreased. Net sales increased 13% and segment profit increased $11 million for the Residential Heating & Cooling segment. Net sales decreased 6% and segment profit decreased $21 million for the Commercial Heating & Cooling segment. Net sales increased 15% and segment profit increased $6 million for the Refrigeration segment.

Financial Highlights

•Net sales increased $83 million to $1,013 million in the first quarter of 2022 driven by favorable price and mix partially offset by lower sales volume.
•Operating income in the first quarter of 2022 decreased $2 million to $112 million primarily driven by rising costs partially offset by higher net sales.
•Net income for the first quarter of 2022 was $84 million.
•Diluted earnings per share was $2.29 per share in the first quarter of 2022 compared to $2.20 per share in the first quarter of 2021.
•For the three months ended March 31, 2022, we returned $34 million to shareholders through dividend payments and repurchased $200 million of common stock through our share repurchase program.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended March 31,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2022	2021		2022	2021
Net sales	$1,013.4	$930.5	8.9%	100.0%	100.0%
Cost of goods sold	745.2	674.0	(10.6)	73.5	72.4
Gross profit	268.2	256.5	4.6	26.5	27.6
Selling, general and administrative expenses	155.3	145.3	(6.9)	15.3	15.6
Losses (gains) and other expenses, net	0.4	0.3	(33.3)	—	—
Restructuring charges	0.5	0.1	(400.0)	—	—
Income from equity method investments	0.1	(3.3)	(103.0)	—	(0.4)
Operating income	$111.9	$114.1	(1.9)%	11.0%	12.3%

Net Sales

Net sales for the first quarter of 2022 compared to the first quarter of 2021 were impacted by favorable price of 9% and favorable mix of 2%, which was partially offset by lower sales volume of 2%.

Gross Profit

Gross profit margins in the first quarter of 2022 decreased 110 basis points ("bps") to 26.5% compared to 27.6% in the first quarter of 2021. Gross margin decreased 300 bps from higher commodity costs, 190 bps from higher component costs, 120 bps from higher freight and distribution costs, 100 bps from factory inefficiencies, and 30 bps from increased warranty costs. Partially offsetting these decreases were 600 bps from favorable price, 20 bps from favorable mix, and 10 bps from lower tariff costs.
Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") increased $10 million to $155 million in the first quarter of 2022 compared to $145 million in the first quarter of 2021 due to higher employee costs. As a percentage of net sales, SG&A decreased 30 bps to 15.3%.
Losses (gains) and Other Expenses, Net

Losses (gains) losses and other expenses, net for the first quarter of 2022 and 2021 included the following (in millions):

	For the Three Months Ended March 31,
	2022	2021
Realized (gains) losses on settled futures contracts	$(0.3)	$(0.3)
Foreign currency exchange gains	(0.3)	(0.3)
Gain on disposal of fixed assets	(0.9)	(0.3)
Other operating income	(0.3)	(0.3)
Net change in unrealized losses (gains) on unsettled futures contracts	(0.7)	(0.2)
Special legal contingency charges	0.3	0.2
Asbestos-related litigation	1.7	1.1
Environmental liabilities	0.1	0.6
Charges incurred related to COVID-19 pandemic	0.3	0.6
Other items, net	0.5	(0.8)
Losses (gains) and other expenses, net (pre-tax)	$0.4	$0.3

The net change in unrealized (gains) losses on unsettled futures contracts was due to changes in commodity prices relative to the unsettled futures contract prices. For more information on our futures contracts, see Note 7 in the Notes to the Consolidated Financial Statements. For more information on asbestos-related litigation, see Note 4 in the Notes to the Consolidated Financial Statements. The environmental liabilities related to estimated remediation costs for contamination at some of our facilities.

Restructuring Charges

Restructuring charges were immaterial in the first quarter of 2022 and 2021. Restructuring charges related to ongoing cost reduction actions taken in prior periods.

Loss (Income) from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownership, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. We incurred a loss from equity method investments of $0.1 million in the first quarter of 2022 and generated income of $3.3 million in the first quarter of 2021. The change was due to rising costs at our equity method investments.

Interest Expense, net

Interest expense, net increased to $7 million in the first quarter of 2022 from $6 million in the first quarter of 2021 due to higher borrowings during the period.

Income Taxes

Our effective tax rate was 19.9% for the first quarter of 2022 compared to 20.9% for the first quarter of 2021. The rate decreased primarily due a favorable mix of income in lower tax jurisdictions.

We expect our annual effective tax rate in 2022 to be 18-20%, excluding the impact of excess tax benefits recorded under ASU No. 2016-09.

First Quarter of 2022 Compared to First Quarter of 2021 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the first quarter of 2022 and 2021 (dollars in millions):

	For the Three Months Ended March 31,
	2022	2021	Difference	% Change
Net sales	$682.2	$606.3	$75.9	12.5%
Profit	$107.6	$96.4	$11.2	11.6%
% of net sales	15.8%	15.9%
Net sales increased 13% in the first quarter of 2022 compared to 2021, as price increased 11% and product mix increased 2%. Sales volume was flat during the period.

Segment profit in the first quarter of 2022 compared to 2021 increased $11 million due to $68 million from higher price and $3 million from favorable product mix. Partially offsetting these increases were $22 million from higher commodity costs, $10 million from higher SG&A, $9 million from higher component costs, $8 million from unfavorable freight and distribution costs, $4 million from higher warranty costs, $4 million from factory inefficiencies, and $3 million from lower income from equity method investments.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the first quarter of 2022 and 2021 (dollars in millions):

	For the Three Months Ended March 31,
	2022	2021	Difference	% Change
Net sales	$187.7	$199.2	$(11.5)	(5.8)%
Profit	$6.3	$27.4	$(21.1)	(77.0)%
% of net sales	3.4%	13.8%

Net sales decreased 6% in the first quarter of 2022 compared to the first quarter of 2021. Sales volume was 16% lower, which was partially offset by increased price of 7% and favorable mix of 3%.

Segment profit in the first quarter of 2022 compared to 2021 decreased $21 million due to $10 million from lower sales volume, $8 million from higher component costs, $6 million from higher factory inefficiencies, $2 million for higher SG&A, $3 million from higher freight and distribution costs, $2 million for higher other product costs, and $2 million from higher commodity costs. Partially offsetting these decreases were $6 million from improved product mix and $6 million from improved price.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the first quarter of 2022 and 2021 (dollars in millions):

	For the Three Months Ended March 31,
	2022	2021	Difference	% Change
Net sales	$143.5	$125.0	$18.5	14.8%
Profit	$14.1	$7.9	$6.2	78.5%
% of net sales	9.8%	6.3%

Net sales increased 15% in the first quarter of 2022 compared to the first quarter of 2021. Sales volume was 11% higher and price increased 8%. Partially offsetting these increases were 3% from unfavorable foreign currency and 1% from unfavorable mix.
Segment profit in the first quarter of 2022 compared to 2021 increased $6 million compared to 2021 due to $11 million from improved price, $5 million from higher sales volume, $1 million from lower other product costs, and $1 million from lower tariffs, which was partially offset by $5 million from higher commodity costs, $3 million from higher component costs, $3 million from higher SG&A, and $1 million from unfavorable mix.

Corporate and Other

Corporate and other expenses decreased $3 million in the first quarter of 2022 compared to 2021 primarily due to the timing of variable incentive compensation costs.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the three months ended March 31, 2022 and 2021 (in millions):

	For the Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(97.9)	$(17.5)
Net cash used in investing activities	(25.7)	(23.8)
Net cash provided by (used in) financing activities	129.1	(45.5)

Net Cash Used In Operating Activities - The change in net cash used in operating activities for the three months ended March 31, 2022 compared to the same period in 2021 reflects less favorable changes in working capital.

Net Cash Used in Investing Activities - Capital expenditures were $26 million for the three months ended March 31, 2022 compared to $25 million in the same period of 2021. Capital expenditures in 2022 were primarily related to the expansion of manufacturing capacity and equipment, and investments in systems and software to support the overall enterprise.

Net Cash Provided by (Used in) Financing Activities - Net cash provided by financing activities for the three months ended March 31, 2022 increased to $129 million compared to $46 million used in financing activity in the same period of 2021. The change was primarily due to increased net borrowings in the current year compared to the prior year. We repurchased $200 million of shares for the three months ended March 31, 2022 and returned $34 million to shareholders through dividend payments. For additional information on share repurchases, refer to Note 5 in the Notes to the Consolidated Financial Statements.

Debt Position

The following table details our lines of credit and financing arrangements as of March 31, 2022 (in millions):

Outstanding Borrowings
Current maturities of long-term debt:
Total current maturities of long-term debt	$11.8
Long-term debt:
Asset Securitization Program (2)	279.0
Finance lease obligations	31.4
Domestic credit facility (1)	347.5
Senior unsecured notes	950.0
Debt issuance costs	(8.4)
Total long-term debt	1,599.5
Total debt	$1,611.3
(1) The available future borrowings on our domestic credit facility are $400.5 million, after being reduced by the outstanding borrowings and $2.0 million in outstanding standby letters of credit. Refer to Note 10 in the Notes to the Consolidated Financial Statements related to the terms of the Domestic Credit Facility.
(2) The maximum securitization amount ranges from $300.0 million to $450.0 million, depending on the period. The maximum capacity of the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP. Refer to Note 10 in the Notes to the Consolidated Financial Statements for more information.

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

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio increased to 134% at March 31, 2022 from 128% at December 31, 2021.

As of March 31, 2022, our senior credit ratings were Baa2 with a stable outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $34 million, future cash generated from operations and available borrowing capacity are sufficient to fund operations, planned capital expenditures, future contractual obligations, potential share repurchases and dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $34 million as of March 31, 2022 was $15 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. An actual repatriation in the future from our non-U.S. subsidiaries could be subject to foreign withholding taxes and U.S. state taxes.
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

Recent Accounting Pronouncements

There were no recent accounting pronouncements that are expected to have a material impact on our financial statements and disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting LII, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Our exposure to market risk has not changed materially since December 31, 2021.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or results of operations. There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and in Form 10-Q for the quarter ended March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In the first quarter of 2022, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans (in millions) (2)
January 1 through January 31	105	276.78	—	846.0
February 1 through February 28	617,251	275.51	617,015	$646.0
March 1 through March 31	33,059	263.59	15,026	$646.0
	650,415		632,041

(1) Includes 18,375 shares of common stock we repurchased in January, February and March of 2022 to satisfy employee tax-withholding obligations in connection with the exercise of long-term incentive awards.
(2) After $200.0 million related to the repurchase under the ASR agreement executed in February 2022. The stock repurchase was executed pursuant to a previously announced repurchase plan. See Note 5 in the Notes to the Consolidated Financial Statement for further details.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of Lennox International Inc. (“LII”) (filed as Exhibit 3.1 to LII's Annual Report on Form 10-K filed on February 15, 2022 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of LII (filed as Exhibit 3.2 to LII's Annual Report on Form 10-K filed on February 15, 2022 and incorporated herein by reference).
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
4.7
Tenth Supplemental Indenture, dated as of July 14, 2021, among LII, each existing Guarantor under the Indenture, dated as of May 3, 2010, as subsequently supplemented, and U.S. Bank National Association, as trustee (filed as Exhibit 4.7 to LII's Annual Report on Form 10-K filed on February 15, 2022 and incorporated herein by reference).

10.1	Employment Agreement entered into between LII and Alok Maskara (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on March 23, 2022 and incorporated herein by reference).
10.2	Indemnification Agreement entered into between LII and Alok Maskara (filed as Exhibit 10.2 to LII's Current Report on Form 8-K filed on March 23, 2022 and incorporated herein by reference).
10.3	Change in Control Agreement entered into between LII and Alok Maskara (filed as Exhibit 10.3 to LII's Current Report on Form 8-K filed on March 23, 2022 and incorporated herein by reference).
22.1	List of Guarantor Subsidiaries (filed as Exhibit 22.1 to LII's Annual Report on Form 10-K filed on February 15, 2022 and incorporated herein by reference).
31.1	Certification of the principal executive officer (filed herewith).
31.2	Certification of the principal financial officer (filed herewith).
32.1	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101	INS XBRL Instance Document
101	SCH Inline XBRL Taxonomy Extension Schema Document
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101	LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNOX INTERNATIONAL INC.

By: /s/ Joseph W. Reitmeier
Joseph W. Reitmeier
Chief Financial Officer
(on behalf of registrant and as principal financial officer)

Date: April 25, 2022