Form 10-Q
period 2022-06-30
LENNOX INTERNATIONAL INC
filed 2022-07-28
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
(972) 497-5000
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of July 15, 2022, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 35,431,396.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three and six months June 30, 2022

i

Part I - Financial Information
Item 1. Financial Statements

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Amounts in millions, except shares and par values)	As of June 30, 2022	As of December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$57.4	$31.0
Short-term investments	5.3	5.5
Accounts and notes receivable, net of allowances of $12.2 and $10.7 in 2022 and 2021, respectively	782.6	508.3
Inventories, net	692.8	510.9
Other assets	91.0	119.7
Total current assets	1,629.1	1,175.4
Property, plant and equipment, net of accumulated depreciation of $906.6 and $888.8 in 2022 and 2021, respectively	519.5	515.1
Right-of-use assets from operating leases	204.7	196.1
Goodwill	186.2	186.6
Deferred income taxes	29.0	11.3
Other assets, net	90.5	87.4
Total assets	$2,659.0	$2,171.9

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt	$11.8	$11.3
Current operating lease liabilities	59.5	54.8
Accounts payable	485.6	402.1
Accrued expenses	384.8	358.9
Income taxes payable	26.0	—
Total current liabilities	967.7	827.1
Long-term debt	1,681.5	1,226.5
Long-term operating lease liabilities	149.7	145.0
Pensions	85.6	83.3
Other liabilities	175.8	159.0
Total liabilities	3,060.3	2,440.9
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,144.0	1,133.7
Retained earnings	2,909.5	2,719.3
Accumulated other comprehensive loss	(117.9)	(88.1)
Treasury stock, at cost, 51,743,384 shares and 50,536,125 shares for 2022 and 2021, respectively	(4,337.8)	(4,034.8)
Total stockholders' deficit	(401.3)	(269.0)
Total liabilities and stockholders' deficit	$2,659.0	$2,171.9
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$1,366.3	$1,239.0	$2,379.7	$2,169.4
Cost of goods sold	969.2	855.8	1,714.4	1,529.7
Gross profit	397.1	383.2	665.3	639.7
Operating Expenses:
Selling, general and administrative expenses	169.6	167.8	324.9	313.2
Losses (gains) and other expenses, net	1.6	2.3	2.0	2.6
Restructuring charges	0.5	1.2	1.0	1.3
Income from equity method investments	(1.5)	(4.1)	(1.4)	(7.4)
Operating income	226.9	216.0	338.8	330.0
Pension settlements	0.2	—	0.3	0.7
Interest expense, net	8.7	6.4	15.6	12.3
Other expense (income), net	0.7	0.9	1.2	1.9
Net income before income taxes	217.3	208.7	321.7	315.1
Provision for income taxes	40.1	38.7	60.9	60.9
Net income	$177.2	$170.0	$260.8	$254.2

Earnings per share – Basic:	$4.97	$4.55	$7.25	$6.74

Earnings per share – Diluted:	$4.96	$4.51	$7.23	$6.70

Weighted Average Number of Shares Outstanding - Basic	35.6	37.4	36.0	37.7
Weighted Average Number of Shares Outstanding - Diluted	35.7	37.7	36.1	38.0

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

(Amounts in millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$177.2	$170.0	$260.8	$254.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(7.9)	4.2	(9.1)	1.6
Net change in pension and post-retirement liabilities	(1.1)	(2.3)	(2.7)	(5.3)
Reclassification of pension and post-retirement benefit losses into earnings	1.4	2.1	2.9	4.3
Pension settlements	0.2	—	0.3	0.7
Share of equity method investments other comprehensive income	0.7	—	0.7	—
Net change in fair value of cash flow hedges	(30.9)	11.0	(11.3)	20.6
Reclassification of cash flow hedge gains into earnings	(8.8)	(9.1)	(16.2)	(13.5)
Other comprehensive (loss) income before taxes	(46.4)	5.9	(35.4)	8.4
Tax benefit (expense)	9.0	0.2	5.6	(4.3)
Other comprehensive (loss) income, net of tax	(37.4)	6.1	(29.8)	4.1
Comprehensive income	$139.8	$176.1	$231.0	$258.3
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and six months ended June 30, 2022 and 2021 (Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the three months ended June 30, 2022)					Shares	Amount
Balance as of March 31, 2022	$0.9	$1,110.4	$2,769.8	$(80.5)	51.1	$(4,210.8)	$(410.2)
Net income	—	—	177.2	—	—	—	177.2
Dividends, $1.06 per share	—	—	(37.5)	—	—	—	(37.5)
Foreign currency translation adjustments	—	—	—	(7.9)	—	—	(7.9)
Pension and post-retirement liability changes, net of tax expense of $0.2	—	—	—	0.3	—	—	0.3
Share of equity method investments other comprehensive income	—	—	—	0.7	—	—	0.7
Stock-based compensation expense	—	5.9	—	—	—	—	5.9
Change in cash flow hedges, net of tax benefit of $9.2	—	—	—	(30.5)	—	—	(30.5)
Treasury shares reissued for common stock	—	0.7	—	—	—	0.2	0.9
Treasury stock purchases	—	27.0	—	—	0.6	(127.2)	(100.2)
Balance as of June 30, 2022	$0.9	$1,144.0	$2,909.5	$(117.9)	51.7	$(4,337.8)	$(401.3)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the three months ended June 30, 2021)					Shares	Amount
Balance as of March 31, 2021	$0.9	$1,090.3	$2,440.9	$(99.2)	49.4	$(3,593.6)	$(160.7)
Net income	—	—	170.0	—	—	—	170.0
Dividends, $0.92 per share	—	—	(34.3)	—	—	—	(34.3)
Foreign currency translation adjustments	—	—	—	4.2	—	—	4.2
Pension and post-retirement liability changes, net of tax benefit of $0.3	—	—	—	0.1	—	—	0.1
Stock-based compensation expense	—	8.9	—	—	—	—	8.9
Change in cash flow hedges, net of tax expense of $0.1	—	—	—	1.8	—	—	1.8
Treasury shares reissued for common stock	—	(0.3)	—	—	(0.1)	1.2	0.9
Treasury stock purchases	—	30.0	—	—	0.7	(234.2)	(204.2)
Balance as of June 30, 2021	$0.9	$1,128.9	$2,576.6	$(93.1)	50.0	$(3,826.6)	$(213.3)

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and six months ended June 30, 2022 and 2021 (Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the six months ended June 30, 2022)					Shares	Amount
Balance as of December 31, 2021	$0.9	$1,133.7	$2,719.3	$(88.1)	50.5	$(4,034.8)	$(269.0)
Net income	—	—	260.8	—	—	—	260.8
Dividends, $1.98 per share	—	—	(70.6)	—	—	—	(70.6)
Foreign currency translation adjustments	—	—	—	(9.1)	—	—	(9.1)
Pension and post-retirement liability changes, net of tax expense of $0.6	—	—	—	—	—	—	—
Share of equity method investments other comprehensive income	—	—	—	0.7	—	—	0.7
Stock-based compensation expense	—	10.6	—	—	—	—	10.6
Change in cash flow hedges, net of tax benefit of $6.2	—	—	—	(21.4)	—	—	(21.4)
Treasury shares reissued for common stock	—	(0.3)	—	—	(0.1)	2.1	1.8
Treasury stock purchases	—	—	—	—	1.3	(305.1)	(305.1)
Balance as of June 30, 2022	$0.9	$1,144.0	$2,909.5	$(117.9)	51.7	$(4,337.8)	$(401.3)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the six months ended June 30, 2021)					Shares	Amount
Balance as of December 31, 2020	$0.9	$1,113.2	$2,385.8	$(97.2)	48.8	$(3,419.8)	$(17.1)
Net income	—	—	254.2	—	—	—	254.2
Dividends, $1.69 per share	—	—	(63.4)	—	—	—	(63.4)
Foreign currency translation adjustments	—	—	—	1.6	—	—	1.6
Pension and post-retirement liability changes, net of tax expense of $3.2	—	—	—	(3.4)	—	—	(3.4)
Stock-based compensation expense	—	17.5	—	—	—	—	17.5
Change in cash flow hedges, net of tax expense of $1.2	—	—	—	5.9	—	—	5.9
Treasury shares reissued for common stock	—	(1.8)	—	—	(0.1)	3.4	1.6
Treasury stock purchases	—	—	—	—	1.3	(410.2)	(410.2)
Balance as of June 30, 2021	$0.9	$1,128.9	$2,576.6	$(93.1)	50.0	$(3,826.6)	$(213.3)

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

(Amounts in millions)	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$260.8	$254.2
Adjustments to reconcile net income to net cash used in operating activities:
Income from equity method investments	(1.4)	(7.4)
Dividends from affiliates	—	3.7
Restructuring charges, net of cash paid	0.5	1.4
Provision for credit losses	2.7	3.5
Unrealized losses, net on derivative contracts	2.0	0.3
Stock-based compensation expense	10.6	17.5
Depreciation and amortization	37.8	35.6
Deferred income taxes	(11.6)	(3.6)
Pension expense	3.5	5.4
Pension contributions	(0.5)	(0.8)
Other items, net	(0.9)	(0.3)
Changes in assets and liabilities:
Accounts and notes receivable	(281.6)	(248.2)
Inventories	(187.3)	7.0
Other current assets	1.2	(9.7)
Accounts payable	93.7	67.4
Accrued expenses	14.8	33.7
Income taxes payable and receivable, net	39.4	1.6
Leases, net	0.9	(0.6)
Other, net	14.6	13.8
Net cash (used in) provided by operating activities	(0.8)	174.5
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	0.5	0.6
Purchases of property, plant and equipment	(46.7)	(45.5)
Proceeds from short-term investments, net	—	2.3
Net cash used in investing activities	(46.2)	(42.6)
Cash flows from financing activities:
Asset securitization borrowings	211.0	299.0
Asset securitization payments	(61.0)	(44.0)
Long-term debt payments	(6.4)	(3.1)
Borrowings from credit facility	1,331.0	753.0
Payments on credit facility	(1,029.0)	(748.5)
Proceeds from employee stock purchases	1.8	1.6
Repurchases of common stock	(300.0)	(400.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(5.1)	(10.2)
Cash dividends paid	(66.9)	(58.6)
Net cash provided by (used in) financing activities	75.4	(210.8)
Increase (decrease) in cash and cash equivalents	28.4	(78.9)
Effect of exchange rates on cash and cash equivalents	(2.0)	(0.5)
Cash and cash equivalents, beginning of period	31.0	123.9
Cash and cash equivalents, end of period	$57.4	$44.5

Supplemental disclosures of cash flow information:
Interest paid	$14.2	$11.8
Income taxes paid (net of refunds)	$32.9	$62.6

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we," "our," "us," "LII," or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of June 30, 2022, the accompanying unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, the accompanying unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021, the accompanying unaudited Consolidated Statements of Stockholders' Deficit for the three and six months ended June 30, 2022 and 2021, and the accompanying unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Impact of COVID-19 Pandemic

A novel strain of coronavirus (“COVID-19”) has surfaced and spread around the world. The COVID-19 pandemic is creating supply chain disruptions and higher employee absenteeism in our factories and distribution locations. As the pandemic continues, health concern risks remain. We cannot predict whether any of our manufacturing, operational or distribution facilities will experience any future disruptions, or how long such disruptions would last. It also remains unclear how various national, state, and local governments will react if new variants of the virus spread. If the pandemic worsens or continues longer than presently expected, COVID-19 could impact our results of operations, financial position and cash flows.

Executive Leadership Transition

On March 23, 2022, the Board of Directors appointed Alok Maskara as Chief Executive Officer ("CEO") effective May 9, 2022. Mr. Maskara succeeded Todd Bluedorn, who announced in July 2021 his plans to step down by mid-2022 as Chairman and CEO. Todd J. Teske was appointed Chairman of the Board and served as interim CEO until Mr. Maskara assumed the role on May 9, 2022.

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

Segment Data

Net sales and segment profit (loss) for each segment, along with a reconciliation of segment profit (loss) to Operating income, are shown below (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net sales
Residential Heating & Cooling	$977.5	$838.0	$1,659.6	$1,444.2
Commercial Heating & Cooling	219.6	252.8	407.3	452.0
Refrigeration	169.2	148.2	312.8	273.2
	$1,366.3	$1,239.0	$2,379.7	$2,169.4

Segment profit (loss) (1)
Residential Heating & Cooling	$216.3	$189.7	$324.0	$286.1
Commercial Heating & Cooling	17.2	45.3	23.5	72.6
Refrigeration	23.4	13.5	37.5	21.4
Corporate and other	(27.1)	(26.9)	(40.6)	(42.9)
Total segment profit	229.8	221.6	344.4	337.2
Reconciliation to Operating income:
Items in Losses (gains) and other expenses, net that are excluded from segment profit (loss) (1)	2.4	4.4	4.6	5.9
Restructuring charges	0.5	1.2	1.0	1.3
Operating income	$226.9	$216.0	$338.8	$330.0
(1) We define segment profit (loss) as a segment's operating income included in the accompanying Consolidated Statements of Operations, excluding:
◦The following items in Losses (gains) and other expenses, net:
▪Net change in unrealized losses (gains) on unsettled futures contracts,
▪Environmental liabilities and special litigation charges,
▪Charges incurred related to COVID-19 pandemic, and
▪Other items, net,
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

The computations of basic and diluted earnings per share were as follows (in millions, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$177.2	$170.0	$260.8	$254.2

Weighted-average shares outstanding – basic	35.6	37.4	36.0	37.7
Add: Potential effect of dilutive securities attributable to stock-based payments	0.1	0.3	0.1	0.3
Weighted-average shares outstanding – diluted	35.7	37.7	36.1	38.0

Earnings per share – Basic:	$4.97	$4.55	$7.25	$6.74

Earnings per share – Diluted:	$4.96	$4.51	$7.23	$6.70

The following stock appreciation rights and restricted stock units were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Weighted-average number of shares	0.3	—	0.3	—
Price per share	$257.08-$328.65	$—	$257.08-$328.65	$—

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

Liabilities for estimated product warranty costs related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of June 30, 2022	As of December 31, 2021
Accrued expenses	$39.5	$37.2
Other liabilities	109.4	97.0
Total warranty liability	$148.9	$134.2
The changes in product warranty liabilities related to continuing operations for the six months ended June 30, 2022 were as follows (in millions):

Total warranty liability as of December 31, 2021	$134.2
Warranty claims paid	(16.5)
Changes resulting from issuance of new warranties	27.6
Changes in estimates associated with pre-existing liabilities	4.3
Changes in foreign currency translation rates and other	(0.7)
Total warranty liability as of June 30, 2022	$148.9

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

5. Stock Repurchases:

In July 2021, our Board of Directors authorized an additional $1.0 billion, for a total of $4.0 billion, to repurchase shares of our common stock (collectively referred to as the "Share Repurchase Plans"). Under this program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. As of June 30, 2022, $546 million was available for repurchase under the Share Repurchase Plans.

In February 2022, we entered into a fixed dollar accelerated share repurchase transaction with Wells Fargo Bank, to effect an accelerated stock buyback of our common stock. We paid Wells Fargo Bank $200.0 million and Wells Fargo Bank initially delivered to us approximately 87% of the shares expected to be purchased. The ASR was completed in April 2022 and Wells Fargo Bank delivered a total of 0.8 million shares of common stock repurchased under this ASR Agreement.

In May 2022, we entered into a fixed dollar accelerated share repurchase transaction with Bank of America, to effect an accelerated stock buyback of our common stock. We paid Bank of America $100.0 million and Bank of America delivered to us common stock representing approximately 85% of the shares expected to be purchased. The ASR was completed in June 2022 and Bank of America delivered a total of 0.5 million shares of common stock repurchased under this ASR Agreement.

We also repurchased shares for $5.1 million during the six months ended June 30, 2022 from employees who tendered their shares to satisfy minimum tax withholding obligations upon the vesting and exercise of stock-based compensation awards.

6. Revenue Recognition:

The following table disaggregates our revenue by business segment by geography which provides information as to the major source of revenue. See Note 2 for additional information on our reportable business segments and the products and services sold in each segment.

	For the Three Months Ended June 30, 2022
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$901.8	$207.2	$107.7	$1,216.7
Canada	75.7	12.4	—	88.1
Other international	—	—	61.5	61.5
Total	$977.5	$219.6	$169.2	$1,366.3

	For the Three Months Ended June 30, 2021
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$763.0	$228.7	$82.2	$1,073.9
Canada	75.0	23.9	—	98.9
Other international	—	0.2	66.0	66.2
Total	$838.0	$252.8	$148.2	$1,239.0

	For the Six Months Ended June 30, 2022
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$1,531.4	$384.0	$199.6	$2,115.0
Canada	128.2	22.8	—	151.0
Other international	—	0.5	113.2	113.7
Total	$1,659.6	$407.3	$312.8	$2,379.7

	For the Six Months Ended June 30, 2021
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$1,321.8	$411.0	$157.9	$1,890.7
Canada	122.4	40.8	—	163.2
Other international	—	0.2	115.3	115.5
Total	$1,444.2	$452.0	$273.2	$2,169.4

Residential Heating & Cooling - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox stores or to independent distributors. For the three months ended June 30, 2022 and 2021, direct sales represented 70% and 76% of revenues, and sales to independent distributors represented the remainder. For the six months ended June 30, 2022 and 2021, direct sales represented 69% and 72% of revenues, and sales to independent distributors represented the remainder.

Commercial Heating & Cooling - In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. These products are distributed primarily through commercial contractors and directly to national account customers in the planned replacement, emergency replacement and new construction markets. Lennox National Account Services provides installation, service and preventive maintenance for HVAC national account customers in the United States and Canada. For the three months ended June 30, 2022 and 2021, equipment sales represented 81% and 85% of revenues and the remainder of our revenue was generated from our service business. For the six months ended June 30, 2022 and 2021, equipment sales represented 81% and 84% of revenues and the remainder of our revenue was generated from our service business.

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
Contract Liabilities - Our contract liabilities consist of advance payments and deferred revenue. Net contract liabilities consisted of the following:

	June 30, 2022	December 31, 2021	$ Change	% Change
Contract liabilities - current	$(11.6)	$(10.2)	$(1.4)	13.9%
Contract liabilities - noncurrent	(5.8)	(5.5)	(0.3)	6.0%
Total	$(17.4)	$(15.7)	$(1.7)

For the three months ended June 30, 2022 and 2021, we recognized revenue of $2.1 million and $0.8 million and for the six months ended June 30, 2022 and 2021 we recognized revenue of $5.9 million and $2.4 million related to our contract liabilities at January 1, 2022 and 2021, respectively. Impairment losses recognized in our receivables and contract assets were de minimis in 2022 and 2021.

7. Other Financial Statement Details:
Inventories:
The components of inventories are as follows (in millions):

	As of June 30, 2022	As of December 31, 2021
Finished goods	$449.6	$310.8
Work in process	12.3	12.4
Raw materials and parts	322.0	262.1
Subtotal	783.9	585.3
Excess of current cost over last-in, first-out cost	(91.1)	(74.4)
Total inventories, net	$692.8	$510.9

Goodwill:
The changes in the carrying amount of goodwill in 2022, in total and by segment, are summarized in the table below (in millions):

	Balance at December 31, 2021	Changes in foreign currency translation rates	Balance at June 30, 2022
Residential Heating & Cooling	$26.1	$—	$26.1
Commercial Heating & Cooling	61.1	—	61.1
Refrigeration	99.4	(0.4)	99.0
Total Goodwill	$186.6	$(0.4)	$186.2

We monitor our reporting units for indicators of impairment throughout the year to determine if a change in facts or circumstances warrants a re-evaluation of our goodwill. We have not recorded any goodwill impairments for the six months ended June 30, 2022.

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

Cash Flow Hedges

We have foreign exchange forward contracts and commodity futures contracts designated as cash flow hedges that are scheduled to mature through November 2023. Unrealized gains or losses from our cash flow hedges are included in Accumulated other comprehensive loss (“AOCL”) and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities and foreign currencies at the settlement dates. We recorded the following amounts in AOCL related to our cash flow hedges (in millions):

	As of June 30, 2022	As of December 31, 2021
Unrealized losses (gains), net on unsettled contracts	$14.2	$(13.4)
Income tax (benefit) expense	(3.5)	2.7
Unrealized losses (gains), net included in AOCL, net of tax (1)	$10.7	$(10.7)
(1) Assuming commodity prices and foreign currency exchange rates remain constant, we expect to reclassify $9.1 million of derivative losses as of June 30, 2022 into earnings within the next 12 months.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Stock-based compensation expense (1)	$5.9	$8.9	$10.6	$17.5
(1) All expense was recorded in our Corporate and Other business segment.

8. Pension Benefit Plans:

The components of net periodic benefit cost for pension benefits were as follows (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$1.1	$1.5	$2.1	$3.1
Interest cost	1.5	1.5	3.0	3.1
Expected return on plan assets	(2.3)	(2.7)	(4.6)	(5.5)
Amortization of prior service cost	—	0.1	—	0.1
Recognized actuarial loss	1.3	2.1	2.9	4.2
Other	—	—	(0.1)	(0.3)
Settlements and curtailments	0.2	—	0.3	0.7
Net periodic benefit cost	$1.8	$2.5	$3.6	$5.4
9. Income Taxes:

As of June 30, 2022, we had approximately $3.6 million in total gross unrecognized tax benefits which, if recognized, would be recorded through the Consolidated Statements of Operations.

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

10. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	As of June 30, 2022	As of December 31, 2021
Current maturities of long-term debt:
Total current maturities of long-term debt	$11.8	$11.3
Long-Term Debt:
Asset securitization program	$400.0	$250.0
Finance lease obligations	30.8	29.0
Credit Agreement	308.5	6.5
Senior unsecured notes	950.0	950.0
Debt issuance costs	(7.8)	(9.0)
Total long-term debt	$1,681.5	$1,226.5
Total debt	$1,693.3	$1,237.8

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist us in financing seasonal borrowing needs for our foreign locations. We had no outstanding foreign obligations as of June 30, 2022 or December 31, 2021 and there were no borrowings or repayments on these facilities during the six months ended June 30, 2022.

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

	As of June 30, 2022	As of December 31, 2021
Eligible amount available under the ASP on qualified accounts receivable	$400.0	$335.6
Less: Beneficial interest transferred	(400.0)	(250.0)
Remaining amount available	$—	$85.6
We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interests sold and calculated on either the average LIBOR rate or floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.70%. The average rates as of June 30, 2022 and December 31, 2021 were 2.37% and 0.82%, respectively. The unused fee is based on 101% of the maximum available amount less the beneficial interest transferred and is calculated at a rate ranging between 0.25% and 0.35%, depending on the available borrowings, throughout the term of the agreement. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Credit Agreement (as defined below), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Credit Agreement, as defined below. The participating financial institutions have investment grade credit ratings. As of June 30, 2022, we believe we were in compliance with all covenant requirements.

Domestic Credit Facility

In July 2021, we entered into a new domestic credit facility (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto, which refinanced and replaced the Seventh Amended and Restated Credit Facility.

The Credit Agreement consists of a $750.0 million unsecured revolving credit facility. We had outstanding borrowings of $308.5 million as well as $2.0 million committed to standby letters of credit as of June 30, 2022. Subject to covenant limitations, $439.5 million was available for future borrowings. The Credit Agreement will expire and outstanding loans will be required to be repaid in July 2026, unless maturity is extended by the lenders pursuant to two one-year extension options that we may request under the Credit Agreement.

Our weighted average borrowing rate on the facility was as follows:

	As of June 30, 2022	As of December 31, 2021
Weighted average borrowing rate	2.53%	1.38%

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

The Credit Agreement contains customary events of default. These events of default include nonpayment of principal or interest, breach of covenants or other restrictions or requirements, default on certain other indebtedness or receivables securitization (cross default), and bankruptcy. A cross default under our Credit Agreement could occur if:

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

Each of our major debt agreements contains provisions by which a default under one agreement causes a default in the others (a “cross default”). If a cross default under the Credit Agreement, our senior unsecured notes, our lease of our corporate headquarters in Richardson, Texas (recorded as an operating lease), or our ASP were to occur, it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment.

If any event of default occurs and is continuing, the administrative agent, or lenders with a majority of the aggregate commitments may require the administrative agent to, terminate our right to borrow under our Credit Agreement and accelerate amounts due under our Credit Agreement (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of June 30, 2022, we believe we were in compliance with all covenant requirements.

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

All the Notes are guaranteed, on a senior unsecured basis, by certain of our subsidiaries that guarantee indebtedness under our Credit Agreement. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of June 30, 2022, we believe we were in compliance with all covenant requirements.

11. Comprehensive Income (Loss):

The following table provides information on items reclassified from AOCL to Net income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Affected Line Item(s) in the Consolidated Statements of Operations
	2022	2021	2022	2021
Gains (Losses) on Cash Flow Hedges:
Derivatives contracts	$8.8	$9.1	$16.2	$13.5	Cost of goods sold; Losses (gains) and other expenses, net
Income tax expense	(2.1)	(2.1)	(3.7)	(3.1)	Provision for income taxes
Net of tax	$6.7	$7.0	$12.5	$10.4

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(1.4)	$(2.1)	$(2.9)	$(4.3)	Other expense (income), net
Pension settlements	(0.2)	—	(0.3)	(0.7)	Pension settlements
Income tax benefit	0.4	0.5	0.8	1.2	Provision for income taxes
Net of tax	$(1.2)	$(1.6)	$(2.4)	$(3.8)
Total reclassifications from AOCL	$5.5	$5.4	$10.1	$6.6

The following table provides information on changes in AOCL, by component (net of tax), for the six months ended June 30, 2022 (in millions):

	Gains (Losses) on Cash Flow Hedges	Share of equity method investments other comprehensive income	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2021	$10.7	$(1.2)	$(68.8)	$(28.8)	$(88.1)
Other comprehensive (loss) income before reclassifications	(8.9)	0.7	(2.4)	(9.1)	(19.7)
Amounts reclassified from AOCL	(12.5)	—	2.4	—	(10.1)
Net other comprehensive (loss) income	(21.4)	0.7	—	(9.1)	(29.8)
Balance as of June 30, 2022	$(10.7)	$(0.5)	$(68.8)	$(37.9)	$(117.9)

12. Fair Value Measurements:

Fair Value Hierarchy

The methodologies used to determine the fair value of our financial assets and liabilities at June 30, 2022 were the same as those used at December 31, 2021.

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

Other Fair Value Disclosures

The carrying amounts of Cash and cash equivalents, Short-term investments, Accounts and notes receivable, net, Accounts payable, and Short-term debt approximate fair value due to the short maturities of these instruments. The carrying amount of our Credit Agreement in Long-term debt also approximates fair value due to its variable-rate characteristics.

The fair value of our senior unsecured notes in Long-term debt, classified as Level 2, was based on the amount of future cash flows using current market rates for debt instruments of similar maturities and credit risk. The following table presents their fair value (in millions):

	As of June 30, 2022	As of December 31, 2021
Senior unsecured notes	$887.8	$959.2

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

Impact of COVID-19 Pandemic

A novel strain of coronavirus (“COVID-19”) has surfaced and spread around the world. The COVID-19 pandemic is creating supply chain disruptions and higher employee absenteeism in our factories and distribution locations. As the pandemic continues, health concern risks remain. We cannot predict whether any of our manufacturing, operational or distribution facilities will experience any future disruptions, or how long such disruptions would last. It also remains unclear how various national, state, and local governments will react if new variants of the virus spread. If the pandemic worsens or continues longer than presently expected, COVID-19 could impact our results of operations, financial position and cash flows.

Executive Leadership Transition

On March 23, 2022, the Board of Directors appointed Alok Maskara as CEO effective May 9, 2022. Mr. Maskara succeeds Todd Bluedorn, who announced in July 2021 his plans to step down by mid-2022 as Chairman and CEO. Todd J. Teske was appointed Chairman of the Board and served as interim CEO until Mr. Maskara assumed the role as CEO on May 9, 2022.

Financial Overview

Results for the second quarter of 2022 were driven by overall year-over-year sales and profit increases. Net sales increased 17% and segment profit increased $27 million for the Residential Heating & Cooling segment. Net sales decreased 13% and segment profit decreased $28 million for the Commercial Heating & Cooling segment. Net sales increased 14% and segment profit increased $10 million for the Refrigeration segment.

Financial Highlights

•Net sales increased $127 million to $1,366 million in the second quarter of 2022 driven by favorable price partially offset by unfavorable foreign currency.
•Operating income in the second quarter of 2022 increased $11 million to $227 million primarily driven by higher net sales partially offset by rising costs.
•Net income for the second quarter of 2022 was $177 million.
•Diluted earnings per share was $4.96 per share in the second quarter of 2022 compared to $4.51 per share in the second quarter of 2021.
•For the six months ended June 30, 2022, we returned $67 million to shareholders through dividend payments and repurchased $300 million of common stock through our share repurchase program.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended June 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2022	2021		2022	2021
Net sales	$1,366.3	$1,239.0	10.3%	100.0%	100.0%
Cost of goods sold	969.2	855.8	(13.3)	70.9	69.1
Gross profit	397.1	383.2	3.6	29.1	30.9
Selling, general and administrative expenses	169.6	167.8	(1.1)	12.4	13.5
Losses (gains) and other expenses, net	1.6	2.3	30.4	0.1	0.2
Restructuring charges	0.5	1.2	58.3	—	0.1
Income from equity method investments	(1.5)	(4.1)	(63.4)	(0.1)	(0.3)
Operating income	$226.9	$216.0	5.0%	16.6%	17.4%

Net Sales

Net sales for the second quarter of 2022 compared to the second quarter of 2021 were impacted by favorable price of 11% which was partially offset by unfavorable foreign currency of 1%. Sales volume and product mix were neutral for the quarter.

Gross Profit

Gross profit margins in the second quarter of 2022 decreased 180 basis points ("bps") to 29.1% compared to 30.9% in the second quarter of 2021. Gross margins decreased 250 bps from higher commodity costs, 200 bps from other product costs, 150 bps from higher component costs, 130 bps from unfavorable product mix, 100 bps from higher freight and distribution costs, and 80 bps from factory inefficiencies. Partially offsetting these decreases were 710 bps from favorable price and 20 bps from lower product warranty costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") increased $2 million to $170 million in the second quarter of 2022 compared to $168 million in the second quarter of 2021 due to higher employee costs. As a percentage of net sales, SG&A decreased 110 bps to 12.4%.
Losses (gains) and Other Expenses, Net

Losses (gains) and other expenses, net for the second quarter of 2022 and 2021 included the following (in millions):

	For the Three Months Ended June 30,
	2022	2021
Realized gains on settled future contracts	$(0.1)	$(0.4)
Foreign currency exchange gains	(0.5)	(1.3)
Gain on disposal of fixed assets	—	(0.2)
Other operating income	(0.2)	(0.2)
Net change in unrealized losses on unsettled futures contracts	1.9	0.1
Environmental liabilities and special litigation charges	1.0	3.2
Charges incurred related to COVID-19 pandemic	0.2	0.5
Other items, net	(0.7)	0.6
Losses (gains) and other expenses, net (pre-tax)	$1.6	$2.3

The net change in unrealized losses on unsettled futures contracts was due to changes in commodity prices relative to the unsettled futures contract prices. For more information on our futures contracts, see Note 7 in the Notes to the Consolidated Financial Statements.

Restructuring Charges

Restructuring charges were immaterial in the second quarter of 2022 and 2021. Restructuring charges related to ongoing cost reduction actions taken in prior periods.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownership, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. We recognized income from equity method investments of $1 million in the second quarter of 2022 and $4 million in the second quarter of 2021. The change was due to rising costs at our equity method investments.

Interest Expense, net

Interest expense, net increased to $9 million in the second quarter of 2022 from $6 million in the second quarter of 2021 due to higher borrowings and higher borrowing costs during the period.

Income Taxes

Our effective tax rate was 18.4% for the second quarter of 2022 compared to 18.6% for the second quarter of 2021. The rate decreased primarily due to a favorable mix of income in lower tax jurisdictions. We expect our annual effective tax rate in 2022 to be 18-20%.

Second Quarter of 2022 Compared to Second Quarter of 2021 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the second quarter of 2022 and 2021 (dollars in millions):

	For the Three Months Ended June 30,
	2022	2021	Difference	% Change
Net sales	$977.5	$838.0	$139.5	16.6%
Profit	$216.3	$189.7	$26.6	14.0%
% of net sales	22.1%	22.6%
Net sales increased 17% in the second quarter of 2022 compared to 2021, as price increased 13% and sales volume increased by 5%. Partially offsetting these increases was 1% from unfavorable mix.

Segment profit in the second quarter of 2022 compared to 2021 increased by $27 million, driven by $111 million from higher price, $15 million from higher sales volume, $4 million from lower SG&A, and $2 million from lower product warranty costs. Partially offsetting these increases were $27 million from higher commodity costs, $22 million from unfavorable product mix, $18 million from higher other product costs, $16 million from higher component costs, $10 million from higher distribution and freight charges, $5 million from unfavorable foreign currency, $4 million from unfavorable factory productivity, and $3 million from lower earnings from our equity method investments.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the second quarter of 2022 and 2021 (dollars in millions):

	For the Three Months Ended June 30,
	2022	2021	Difference	% Change
Net sales	$219.6	$252.8	$(33.2)	(13.1)%
Profit	$17.2	$45.3	$(28.1)	(62.0)%
% of net sales	7.8%	17.9%

Net sales decreased 13% in the second quarter of 2022 compared to 2021. Sales volume was lower by 22% which was partially offset by favorable mix of 5% and price increases of 4%.

Segment profit in the second quarter of 2022 compared to 2021 decreased $28 million due to $23 million from lower sales volume from supply chain constraints, $7 million from higher other product costs, $4 million from higher component costs, $4 million from unfavorable factory productivity, $4 million in higher SG&A costs, $3 million from higher commodity costs, and $2 million from higher freight and distribution costs. These decreases were partially offset by $11 million in favorable price, $7 million from favorable mix, and $1 million for lower product warranty costs.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the second quarter of 2022 and 2021 (dollars in millions):

	For the Three Months Ended June 30,
	2022	2021	Difference	% Change
Net sales	$169.2	$148.2	$21.0	14.2%
Profit	$23.4	$13.5	$9.9	73.3%
% of net sales	13.8%	9.1%

Net sales increased 14% in the second quarter of 2022 compared to 2021, as price increased 12% and sales volume increased by 9%. Partially offsetting these increases were unfavorable foreign currency of 6% and 1% from unfavorable mix.

Segment profit in the second quarter of 2022 compared to 2021 increased by $10 million driven by $18 million from higher price and $5 million from higher sales volume. Partially offsetting these increases were $5 million from commodity costs, $3 million from higher SG&A costs, $2 million from higher other product costs, $2 million from unfavorable factory productivity, and $1 million from higher freight and distribution costs.

Corporate and Other

There were no material changes in Corporate and Other costs during the second quarter of 2022 as compared to the second quarter of 2021.

Year-to-Date through June 30, 2022 Compared to Year-to-Date through June 30, 2021 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Six Months Ended June 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2022	2021		2022	2021
Net sales	$2,379.7	$2,169.4	9.7%	100.0%	100.0%
Cost of goods sold	1,714.4	1,529.7	(12.1)	72.0	70.5
Gross profit	665.3	639.7	4.0	28.0	29.5
Selling, general and administrative expenses	324.9	313.2	(3.7)	13.7	14.4
Losses (gains) and other expenses, net	2.0	2.6	23.1	0.1	0.1
Restructuring charges	1.0	1.3	23.1	—	0.1
Income from equity method investments	(1.4)	(7.4)	(81.1)	(0.1)	(0.3)
Operating income	$338.8	$330.0	2.7%	14.2%	15.2%

Net Sales

Net sales increased 10% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to higher price of 10% and favorable mix of 1%. Partially offsetting these increases was a sales volume decline of 1%.
Gross Profit

Gross profit margins for the six months ended June 30, 2022 decreased 150 bps to 28.0% compared to 29.5% for the six months ended June 30, 2021. Gross margins decreased 270 bps from higher commodity costs, 170 bps from higher component costs, 120 bps from higher other product costs, 110 from higher freight and distribution costs, 80 bps from unfavorable factory productivity, 60 bps from unfavorable mix, and 20 bps from unfavorable foreign currency. Partially offsetting these decreases were 670 bps from higher price and 10 bps from lower tariff costs.

Selling, General and Administrative Expenses

SG&A increased $12 million to $325 million for the six months ended June 30, 2022 compared to $313 million for the six months ended June 30, 2021 primarily due to higher employee related costs. As a percentage of net sales, SG&A decreased 70 bps to 13.7% from 14.4%.

Losses (gains) and Other Expenses, Net

Losses (gains) and other expenses, net for the six months ended June 30, 2022 and 2021 included the following (in millions):

	For the Six Months Ended June 30,
	2022	2021
Realized gains on settled future contracts	$(0.4)	$(0.6)
Foreign currency exchange gains	(0.8)	(1.6)
Gain on disposal of fixed assets	(0.9)	(0.5)
Other operating income	(0.5)	(0.6)
Net change in unrealized losses (gains) on unsettled futures contracts	1.2	(0.2)
Environmental liabilities and special litigation charges	3.1	5.2
Charges incurred related to COVID-19 pandemic	0.5	1.1
Other items, net	(0.2)	(0.2)
Losses (gains) and other expenses, net (pre-tax)	$2.0	$2.6

The net change in unrealized losses (gains) on unsettled futures contracts was due to changes in commodity prices relative to the unsettled futures contract prices. For more information on our futures contracts, see Note 7 in the Notes to the Consolidated Financial Statements.

Restructuring Charges

Restructuring charges were $1 million for the six months ended June 30, 2022 and $1 million for the six months ended June 30, 2021. Restructuring charges related to ongoing cost reduction actions taken in prior periods.

Income from Equity Method Investments

Income from equity method investments decreased $6 million to $1 million for the six months ended June 30, 2022 as compared to $7 million for the six months ended June 30, 2021. The decline is due to higher costs at the equity method investments.

Interest Expense, net

Interest expense, net increased $3 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to higher borrowings and higher borrowing costs.

Income Taxes

Our effective tax rate decreased to 18.9% for the six months ended June 30, 2022 compared to 19.3% for the six months ended June 30, 2021 primarily due to a favorable mix of income in lower tax jurisdictions.

Year-to-Date through June 30, 2022 Compared to Year-to-Date through June 30, 2021 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the six months ended June 30, 2022 and 2021 (dollars in millions):

	For the Six Months Ended June 30,
	2022	2021	Difference	% Change
Net sales	$1,659.6	$1,444.2	$215.4	14.9%
Profit	$324.0	$286.1	$37.9	13.2%
% of net sales	19.5%	19.8%
Net sales increased 15% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 as price increased by 12% and sales volume increased by 3%.

Segment profit for the first six months of 2022 compared to 2021 increased $38 million primarily due to $179 million from favorable price and $15 million from higher sales volume. Partially offsetting the increase were $50 million from higher commodity costs, $26 million from increased component costs, $19 million from unfavorable mix, $18 million from higher other product costs, $18 million from freight and distribution costs, $9 million for unfavorable factory productivity, $6 million from higher SG&A costs, $5 million from unfavorable foreign currency, and $5 million from lower income from equity method investments.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the six months ended June 30, 2022 and 2021 (dollars in millions):

	For the Six Months Ended June 30,
	2022	2021	Difference	% Change
Net sales	$407.3	$452.0	$(44.7)	(9.9)%
Profit	$23.5	$72.6	$(49.1)	(67.6)%
% of net sales	5.8%	16.1%

Net sales decreased 10% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 as sales volume decreased by 19%. Partially offsetting the decrease was favorable mix of 5% and favorable price of 4%.
Segment profit for the first six months of 2022 compared to 2021 decreased $49 million primarily due to $32 million from decreased volume from supply chain constraints, $12 million from higher component costs, $10 million from unfavorable factory productivity, $9 million from higher other product costs, $6 million from increased SG&A costs, $5 million from higher commodity costs, and $5 million from higher freight and distribution costs. Partially offsetting these decreases were $17 million from higher price and $13 million from favorable product mix.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the six months ended June 30, 2022 and 2021 (dollars in millions):

	For the Six Months Ended June 30,
	2022	2021	Difference	% Change
Net sales	$312.8	$273.2	$39.6	14.5%
Profit	$37.5	$21.4	$16.1	75.2%
% of net sales	12.0%	7.8%

Net sales increased 15% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 as price increased by 10% and sales volume increased by 10%. Partially offsetting the decrease was unfavorable foreign currency of 4% and unfavorable mix of 1%.

Segment profit for the first six months of 2022 compared to 2021 increased $16 million primarily due to $28 million from favorable price and $10 million from higher sales volume. Partially offsetting the increase were $10 million from higher commodity costs, $5 million from higher SG&A costs, $4 million from higher component costs, and $3 million from higher freight and distribution costs.

Corporate and Other

Corporate and other expenses decreased $2 million in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to lower employee related costs.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the six months ended June 30, 2022 and 2021 (in millions):

	For the Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by operating activities	$(0.8)	$174.5
Net cash used in investing activities	(46.2)	(42.6)
Net cash provided by (used in) financing activities	75.4	(210.8)

Net Cash (Used In) Provided By Operating Activities - The change in net cash used in operating activities for the six months ended June 30, 2022 compared to the cash provided by operating activities for the period in 2021 reflects less favorable changes in working capital.

Net Cash Used In Investing Activities - Capital expenditures were $47 million for the six months ended June 30, 2022 compared to $46 million in the same period of 2021. Capital expenditures in 2022 were primarily related to the expansion of manufacturing capacity and equipment, and investments in systems and software to support the overall enterprise.

Net Cash Provided By (Used In) Financing Activities - Net cash provided by financing activities for the six months ended June 30, 2022 increased to $75 million compared to $211 million used in financing activity in the same period of 2021. The change was primarily due to increased net borrowings in the current year compared to the prior year and less spent on repurchase of common stock. We repurchased $300 million of shares for the six months ended June 30, 2022 and returned $67 million to shareholders through dividend payments. For additional information on share repurchases, refer to Note 5 in the Notes to the Consolidated Financial Statements.

Debt Position

The following table details our lines of credit and financing arrangements as of June 30, 2022 (in millions):

Outstanding Borrowings
Current maturities of long-term debt:
Finance lease obligations	$11.8
Total current maturities of long-term debt	$11.8
Long-term debt:
Asset Securitization Program (2)	400.0
Finance lease obligations	30.8
Credit Agreement (1)	308.5
Senior unsecured notes	950.0
Debt issuance costs	(7.8)
Total long-term debt	1,681.5
Total debt	$1,693.3
(1) The available future borrowings on our Credit Agreement (as defined below) are $439.5 million, after being reduced by the outstanding borrowings and $2.0 million in outstanding standby letters of credit. Refer to Note 10 in the Notes to the Consolidated Financial Statements for more information.
(2) The maximum securitization amount ranges from $300.0 million to $450.0 million, depending on the period. The maximum capacity of the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP. Refer to Note 10 in the Notes to the Consolidated Financial Statements for more information.

July 2021 Credit Agreement

In July 2021, we entered into a domestic credit facility (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto, which refinanced and replaced the Seventh Amended and Restated Credit Facility.

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

The Credit Agreement is guaranteed by certain of our subsidiaries and contains customary covenants applicable to us and our subsidiaries including limitations on indebtedness, liens, dividends, stock repurchases, mergers and sales of all or substantially all of our assets. In addition, the Credit Agreement contains a financial covenant requiring us to maintain, as of the last day of each fiscal quarter for the four prior fiscal quarters, a Total Net Leverage Ratio of no more than 3.50 to 1.00 (or, at our election, on up to two occasions following a material acquisition, 4.00 to 1.00). The Credit Agreement is subject to customary events of default, including non-payment of principal or other amounts under the Credit Agreement, material inaccuracy of representations and warranties, breach of covenants, cross-default to other indebtedness in excess of $75 million, judgements in excess of $75 million, certain voluntary and involuntary bankruptcy events, and the occurrence of a change of control. As of June 30, 2022, we believe we were in compliance with all covenant requirements.

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio increased to 131% at June 30, 2022 from 128% at December 31, 2021.

As of June 30, 2022, our senior credit ratings were Baa2 with a stable outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $57 million, future cash generated from operations and available borrowing capacity are sufficient to fund operations, planned capital expenditures, future contractual obligations, potential share repurchases and dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $57 million as of June 30, 2022 was $20 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. An actual repatriation in the future from our non-U.S. subsidiaries could be subject to foreign withholding taxes and U.S. state taxes.
Guarantees related to our Debt Obligations

Our senior unsecured notes were issued by Lennox International Inc. (the "Parent") and are unconditionally guaranteed by certain of our subsidiaries (the "Guarantor Subsidiaries"). The Guarantor Subsidiaries are 100% owned and consolidated, all guarantees are full and unconditional, and all guarantees are joint and several.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or results of operations. There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and in Form 10-Q for the quarter ended June 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In the second quarter of 2022, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans (in millions) (2)
April 1 through April 30	136,728	260.17	136,685	646.0
May 1 through May 31	394,940	206.13	393,992	$546.0
June 1 through June 30	91,213	206.10	91,213	$546.0
	622,881		621,890

(1) Includes 991 shares of common stock we repurchased in April, May and June of 2022 to satisfy employee tax-withholding obligations in connection with the exercise of long-term incentive awards.
(2) After $100.0 million related to the repurchase under the ASR agreement executed in May 2022. The stock repurchase was executed pursuant to a previously announced repurchase plan. See Note 5 in the Notes to the Consolidated Financial Statement for further details.

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

Date: July 28, 2022