Form 10-Q
period 2022-09-30
LENNOX INTERNATIONAL INC
filed 2022-10-27
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of October 14, 2022, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 35,438,759.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three and nine months September 30, 2022

i

Part I - Financial Information
Item 1. Financial Statements

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Amounts in millions, except shares and par values)	As of September 30, 2022	As of December 31, 2021
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$40.7	$31.0
Short-term investments	7.5	5.5
Accounts and notes receivable, net of allowances of $13.2 and $10.7 in 2022 and 2021, respectively	708.4	508.3
Inventories, net	743.4	510.9
Other assets	94.1	119.7
Total current assets	1,594.1	1,175.4
Property, plant and equipment, net of accumulated depreciation of $905.7 and $888.8 in 2022 and 2021, respectively	520.4	515.1
Right-of-use assets from operating leases	200.5	196.1
Goodwill	185.9	186.6
Deferred income taxes	34.2	11.3
Other assets, net	90.7	87.4
Total assets	$2,625.8	$2,171.9

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt	$11.1	$11.3
Current operating lease liabilities	61.3	54.8
Accounts payable	430.5	402.1
Accrued expenses	409.6	358.9
Income taxes payable	19.2	—
Total current liabilities	931.7	827.1
Long-term debt	1,593.4	1,226.5
Long-term operating lease liabilities	143.6	145.0
Pensions	86.5	83.3
Other liabilities	175.8	159.0
Total liabilities	2,931.0	2,440.9
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,150.4	1,133.7
Retained earnings	3,013.9	2,719.3
Accumulated other comprehensive loss	(132.5)	(88.1)
Treasury stock, at cost, 51,735,764 shares and 50,536,125 shares for 2022 and 2021, respectively	(4,337.9)	(4,034.8)
Total stockholders' deficit	(305.2)	(269.0)
Total liabilities and stockholders' deficit	$2,625.8	$2,171.9
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$1,244.9	$1,059.9	$3,624.6	$3,229.3
Cost of goods sold	910.7	764.7	2,625.1	2,294.5
Gross profit	334.2	295.2	999.5	934.8
Operating Expenses:
Selling, general and administrative expenses	147.3	134.2	472.2	447.4
Losses (gains) and other expenses, net	3.3	2.1	5.4	4.7
Restructuring charges	0.2	0.3	1.2	1.6
Income from equity method investments	(2.4)	(4.1)	(3.9)	(11.6)
Operating income	185.8	162.7	524.6	492.7
Pension settlements	—	0.3	0.3	1.1
Interest expense, net	10.5	6.5	26.1	18.8
Other expense (income), net	0.7	1.1	1.9	2.9
Income from continuing operations before income taxes	174.6	154.8	496.3	469.9
Provision for income taxes	32.7	28.5	93.6	89.4
Income from continuing operations	141.9	126.3	402.7	380.5
Discontinued Operations:
Loss from discontinued operations before income taxes	—	—	—	(0.1)
Income tax benefit	—	—	—	—
Loss from discontinued operations	—	—	—	(0.1)
Net income	$141.9	$126.3	$402.7	$380.4

Earnings per share – Basic:
Income from continuing operations	$4.00	$3.43	$11.25	$10.17
Loss from discontinued operations	—	—	—	—
Net income	$4.00	$3.43	$11.25	$10.17
Earnings per share – Diluted:
Income from continuing operations	$3.99	$3.41	$11.22	$10.10
Loss from discontinued operations	—	—	—	—
Net income	$3.99	$3.41	$11.22	$10.10

Weighted Average Number of Shares Outstanding - Basic	35.4	36.8	35.8	37.4
Weighted Average Number of Shares Outstanding - Diluted	35.5	37.0	35.9	37.7

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

(Amounts in millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$141.9	$126.3	$402.7	$380.4
Other comprehensive income (loss):
Foreign currency translation adjustments	(11.6)	(6.7)	(20.7)	(5.1)
Net change in pension and post-retirement liabilities	(0.8)	(1.8)	(3.5)	(7.1)
Reclassification of pension and post-retirement benefit losses into earnings	1.5	1.8	4.4	6.0
Pension settlements	—	0.3	0.3	1.1
Share of equity method investments other comprehensive income	—	—	0.7	—
Net change in fair value of cash flow hedges	(8.4)	6.3	(19.7)	26.9
Reclassification of cash flow hedge losses (gains) into earnings	3.7	(7.8)	(12.5)	(21.3)
Other comprehensive (loss) income before taxes	(15.6)	(7.9)	(51.0)	0.5
Tax benefit (expense)	1.0	(0.4)	6.6	(4.7)
Other comprehensive loss, net of tax	(14.6)	(8.3)	(44.4)	(4.2)
Comprehensive income	$127.3	$118.0	$358.3	$376.2
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and nine months ended September 30, 2022 and 2021 (Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the three months ended September 30, 2022)					Shares	Amount
Balance as of June 30, 2022	$0.9	$1,144.0	$2,909.5	$(117.9)	51.7	$(4,337.8)	$(401.3)
Net income	—	—	141.9	—	—	—	141.9
Dividends, $1.06 per share	—	—	(37.5)	—	—	—	(37.5)
Foreign currency translation adjustments	—	—	—	(11.6)	—	—	(11.6)
Pension and post-retirement liability changes, net of tax expense of $0.2	—	—	—	0.5	—	—	0.5
Stock-based compensation expense	—	5.8	—	—	—	—	5.8
Change in cash flow hedges, net of tax benefit of $1.2	—	—	—	(3.5)	—	—	(3.5)
Treasury shares reissued for common stock	—	0.6	—	—	—	0.3	0.9
Treasury stock purchases	—	—	—	—	—	(0.4)	(0.4)
Balance as of September 30, 2022	$0.9	$1,150.4	$3,013.9	$(132.5)	51.7	$(4,337.9)	$(305.2)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the three months ended September 30, 2021)					Shares	Amount
Balance as of June 30, 2021	$0.9	$1,128.9	$2,576.6	$(93.1)	50.0	$(3,826.6)	$(213.3)
Net income	—	—	126.3	—	—	—	126.3
Dividends, $0.92 per share	—	—	(33.8)	—	—	—	(33.8)
Foreign currency translation adjustments	—	—	—	(6.7)	—	—	(6.7)
Pension and post-retirement liability changes, net of tax benefit of $0.6	—	—	—	(0.4)	—	—	(0.4)
Stock-based compensation expense	—	(0.6)	—	—	—	—	(0.6)
Change in cash flow hedges, net of tax expense of $0.2	—	—	—	(1.2)	—	—	(1.2)
Treasury shares reissued for common stock	—	(0.8)	—	—	0.6	1.6	0.8
Treasury stock purchases	—	—	—	—	—	(205.9)	(205.9)
Balance as of September 30, 2021	$0.9	$1,127.5	$2,669.1	$(101.4)	50.6	$(4,030.9)	$(334.8)

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and nine months ended September 30, 2022 and 2021 (Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the nine months ended September 30, 2022)					Shares	Amount
Balance as of December 31, 2021	$0.9	$1,133.7	$2,719.3	$(88.1)	50.5	$(4,034.8)	$(269.0)
Net income	—	—	402.7	—	—	—	402.7
Dividends, $3.04 per share	—	—	(108.1)	—	—	—	(108.1)
Foreign currency translation adjustments	—	—	—	(20.7)	—	—	(20.7)
Pension and post-retirement liability changes, net of tax expense of $0.7	—	—	—	0.5	—	—	0.5
Share of equity method investments other comprehensive income	—	—	—	0.7	—	—	0.7
Stock-based compensation expense	—	16.4	—	—	—	—	16.4
Change in cash flow hedges, net of tax benefit of $7.3	—	—	—	(24.9)	—	—	(24.9)
Treasury shares reissued for common stock	—	0.3	—	—	(0.1)	2.4	2.7
Treasury stock purchases	—	—	—	—	1.3	(305.5)	(305.5)
Balance as of September 30, 2022	$0.9	$1,150.4	$3,013.9	$(132.5)	51.7	$(4,337.9)	$(305.2)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the nine months ended September 30, 2021)					Shares	Amount
Balance as of December 31, 2020	$0.9	$1,113.2	$2,385.8	$(97.2)	48.8	$(3,419.8)	$(17.1)
Net income	—	—	380.4	—	—	—	380.4
Dividends, $2.61 per share	—	—	(97.1)	—	—	—	(97.1)
Foreign currency translation adjustments	—	—	—	(5.1)	—	—	(5.1)
Pension and post-retirement liability changes, net of tax expense of $3.8	—	—	—	(3.8)	—	—	(3.8)
Stock-based compensation expense	—	16.8	—	—	—	—	16.8
Change in cash flow hedges, net of tax expense of $0.9	—	—	—	4.7	—	—	4.7
Treasury shares reissued for common stock	—	(2.5)	—	—	(0.1)	5.0	2.5
Treasury stock purchases	—	—	—	—	1.9	(616.1)	(616.1)
Balance as of September 30, 2021	$0.9	$1,127.5	$2,669.1	$(101.4)	50.6	$(4,030.9)	$(334.8)

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

(Amounts in millions)	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$402.7	$380.4
Adjustments to reconcile net income to net cash provided by operating activities:
Income from equity method investments	(3.9)	(11.6)
Dividends from affiliates	1.2	9.1
Restructuring charges, net of cash paid	0.7	1.1
Provision for credit losses	4.3	4.3
Unrealized losses (gains), net on derivative contracts	0.8	(0.2)
Stock-based compensation expense	16.4	16.8
Depreciation and amortization	56.2	53.3
Deferred income taxes	(16.6)	(2.2)
Pension expense	5.1	8.4
Pension contributions	(0.7)	(1.1)
Other items, net	(1.4)	0.1
Changes in assets and liabilities:
Accounts and notes receivable	(214.9)	(139.5)
Inventories	(245.7)	(21.1)
Other current assets	(5.1)	(13.1)
Accounts payable	78.7	65.0
Accrued expenses	36.0	49.4
Income taxes payable and receivable, net	35.5	(10.3)
Leases, net	0.8	—
Other, net	20.0	7.5
Net cash provided by operating activities	170.1	396.3
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	1.2	0.7
Purchases of property, plant and equipment	(67.0)	(68.5)
(Purchases of) proceeds from short-term investments, net	(2.4)	0.2
Net cash used in investing activities	(68.2)	(67.6)
Cash flows from financing activities:
Asset securitization borrowings	382.0	504.0
Asset securitization payments	(232.0)	(214.0)
Long-term debt payments	(9.8)	(3.0)
Borrowings from credit facility	1,967.5	1,021.4
Payments on credit facility	(1,752.0)	(1,012.5)
Proceeds from employee stock purchases	2.7	2.5
Repurchases of common stock	(300.0)	(600.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(5.5)	(16.1)
Cash dividends paid	(142.0)	(92.8)
Net cash used in financing activities	(89.1)	(410.5)
Increase (decrease) in cash and cash equivalents	12.8	(81.8)
Effect of exchange rates on cash and cash equivalents	(3.1)	(2.7)
Cash and cash equivalents, beginning of period	31.0	123.9
Cash and cash equivalents, end of period	$40.7	$39.4

Supplemental disclosures of cash flow information:
Interest paid	$23.2	$17.7
Income taxes paid (net of refunds)	$75.4	$101.6

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we," "our," "us," "LII," or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of September 30, 2022, the accompanying unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, the accompanying unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021, the accompanying unaudited Consolidated Statements of Stockholders' Deficit for the three and nine months ended September 30, 2022 and 2021, and the accompanying unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Impact of COVID-19 Pandemic

A novel strain of coronavirus (“COVID-19”) has surfaced and spread around the world. The COVID-19 pandemic is creating supply chain disruptions and higher employee absenteeism in our factories and distribution locations since 2020. We cannot predict whether any of our manufacturing, operational or distribution facilities will experience any future disruptions, or how long such disruptions would last. It also remains unclear how various national, state, and local governments will react if new variants of the virus spread. If the pandemic worsens or continues longer than presently expected, COVID-19 could impact our results of operations, financial position and cash flows.

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

Segment Data

Net sales and segment profit (loss) for each segment, along with a reconciliation of segment profit (loss) to Operating income, are shown below (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales
Residential Heating & Cooling	$835.3	$711.0	$2,494.9	$2,155.3
Commercial Heating & Cooling	252.9	211.5	660.2	663.4
Refrigeration	156.7	137.4	469.5	410.6
	$1,244.9	$1,059.9	$3,624.6	$3,229.3

Segment profit (loss) (1)
Residential Heating & Cooling	$153.8	$144.0	$477.7	$430.1
Commercial Heating & Cooling	29.6	22.6	53.1	95.3
Refrigeration	22.4	14.5	60.0	35.8
Corporate and other	(16.5)	(16.3)	(57.1)	(59.2)
Total segment profit	189.3	164.8	533.7	502.0
Reconciliation to Operating income:
Special product quality adjustments	—	(1.1)	—	(1.0)
Items in Losses (gains) and other expenses, net that are excluded from segment profit (loss) (1)	3.3	2.9	7.9	8.7
Restructuring charges	0.2	0.3	1.2	1.6
Operating income	$185.8	$162.7	$524.6	$492.7
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

The computations of basic and diluted earnings per share were as follows (in millions, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$141.9	$126.3	$402.7	$380.4
Exclude: Income from discontinued operations	—	—	—	0.1
Income from continuing operations	$141.9	$126.3	$402.7	$380.5

Weighted-average shares outstanding – basic	35.4	36.8	35.8	37.4
Add: Potential effect of dilutive securities attributable to stock-based payments	0.1	0.2	0.1	0.3
Weighted-average shares outstanding – diluted	35.5	37.0	35.9	37.7

Earnings per share – Basic:
Income from continuing operations	$4.00	$3.43	$11.25	$10.17
Income from discontinued operations	—	—	—	—
Net income	$4.00	$3.43	$11.25	$10.17

Earnings per share – Diluted:
Income from continuing operations	$3.99	$3.41	$11.22	$10.10
Income from discontinued operations	—	—	—	—
Net income	$3.99	$3.41	$11.22	$10.10

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

In determining our right-of-use assets and lease liabilities, we apply a discount rate to the minimum lease payments within each lease agreement. ASC 842 requires us to use the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. When we cannot readily determine the discount rate implicit in the lease agreement, we utilize our incremental borrowing rate. To estimate our specific incremental borrowing rates over various periods (ranging from 1-year through 30-years), a comparable market yield curve consistent with our credit quality was calibrated to our publicly outstanding debt instruments.

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

Liabilities for estimated product warranty costs related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of September 30, 2022	As of December 31, 2021
Accrued expenses	$39.8	$37.2
Other liabilities	110.4	97.0
Total warranty liability	$150.2	$134.2
The changes in product warranty liabilities related to continuing operations for the nine months ended September 30, 2022 were as follows (in millions):

Total warranty liability as of December 31, 2021	$134.2
Warranty claims paid	(27.1)
Changes resulting from issuance of new warranties	41.8
Changes in estimates associated with pre-existing liabilities	2.7
Changes in foreign currency translation rates and other	(1.4)
Total warranty liability as of September 30, 2022	$150.2

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

5. Stock Repurchases:

In July 2021, our Board of Directors authorized an additional $1.0 billion, for a total of $4.0 billion, to repurchase shares of our common stock (collectively referred to as the "Share Repurchase Plans"). Under this program, we may repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The repurchase program does not require the repurchase of a specific number of shares and may be terminated at any time. As of September 30, 2022, $546 million was available for repurchase under the Share Repurchase Plans.

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

We also repurchased shares for $5.5 million during the nine months ended September 30, 2022 from employees who tendered their shares to satisfy minimum tax withholding obligations upon the vesting and exercise of stock-based compensation awards.

6. Revenue Recognition:

The following table disaggregates our revenue by business segment by geography which provides information as to the major source of revenue. See Note 2 for additional information on our reportable business segments and the products and services sold in each segment.

	For the Three Months Ended September 30, 2022
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$779.8	$232.5	$99.4	$1,111.7
Canada	55.5	20.3	—	75.8
Other international	—	0.1	57.3	57.4
Total	$835.3	$252.9	$156.7	$1,244.9

	For the Three Months Ended September 30, 2021
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$655.0	$194.0	$81.2	$930.2
Canada	56.0	16.8	—	72.8
Other international	—	0.7	56.2	56.9
Total	$711.0	$211.5	$137.4	$1,059.9

	For the Nine Months Ended September 30, 2022
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$2,311.2	$616.4	$299.0	$3,226.6
Canada	183.7	43.2	—	226.9
Other international	—	0.6	170.5	171.1
Total	$2,494.9	$660.2	$469.5	$3,624.6

	For the Nine Months Ended September 30, 2021
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$1,976.8	$605.0	$239.1	$2,820.9
Canada	178.5	57.6	—	236.1
Other international	—	0.8	171.5	172.3
Total	$2,155.3	$663.4	$410.6	$3,229.3

Residential Heating & Cooling - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox stores or to independent distributors. For the three months ended September 30, 2022 and 2021, direct sales represented 72% and 73% of revenues, and sales to independent distributors represented the remainder. For the nine months ended September 30, 2022 and 2021, direct sales represented 70% and 72% of revenues, and sales to independent distributors represented the remainder.

Commercial Heating & Cooling - In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. These products are distributed primarily through commercial contractors and directly to national account customers in the planned replacement, emergency replacement and new construction markets. Lennox National Account Services provides installation, service and preventive maintenance for HVAC national account customers in the United States and Canada. For the three months ended September 30, 2022 and 2021, equipment sales represented 83% and 81% of revenues and the remainder of our revenue was generated from our service business. For the nine months ended September 30, 2022 and 2021, equipment sales represented 82% and 83% of revenues and the remainder of our revenue was generated from our service business.

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
Contract Liabilities - Our contract liabilities consist of advance payments and deferred revenue. Net contract liabilities consisted of the following:

	September 30, 2022	December 31, 2021	$ Change	% Change
Contract liabilities - current	$(11.8)	$(10.2)	$(1.6)	15.7%
Contract liabilities - noncurrent	(6.0)	(5.5)	(0.5)	9.1%
Total	$(17.8)	$(15.7)	$(2.1)

For the three months ended September 30, 2022 and 2021, we recognized revenue of $3.6 million and $0.6 million and for the nine months ended September 30, 2022 and 2021 we recognized revenue of $9.5 million and $2.9 million related to our contract liabilities at January 1, 2022 and 2021, respectively. Impairment losses recognized in our receivables and contract assets were de minimis in 2022 and 2021.

7. Other Financial Statement Details:
Inventories:
The components of inventories are as follows (in millions):

	As of September 30, 2022	As of December 31, 2021
Finished goods	$498.1	$310.8
Work in process	12.8	12.4
Raw materials and parts	332.1	262.1
Subtotal	843.0	585.3
Excess of current cost over last-in, first-out cost	(99.6)	(74.4)
Total inventories, net	$743.4	$510.9

Goodwill:
The changes in the carrying amount of goodwill in 2022, in total and by segment, are summarized in the table below (in millions):

	Balance at December 31, 2021	Changes in foreign currency translation rates	Balance at September 30, 2022
Residential Heating & Cooling	$26.1	$—	$26.1
Commercial Heating & Cooling	61.1	—	61.1
Refrigeration	99.4	(0.7)	98.7
Total Goodwill	$186.6	$(0.7)	$185.9

We monitor our reporting units for indicators of impairment throughout the year to determine if a change in facts or circumstances warrants a re-evaluation of our goodwill. We have not recorded any goodwill impairments for the nine months ended September 30, 2022.

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

Cash Flow Hedges

We have foreign exchange forward contracts and commodity futures contracts designated as cash flow hedges that are scheduled to mature through February 2024. Unrealized gains or losses from our cash flow hedges are included in Accumulated other comprehensive loss (“AOCL”) and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities and foreign currencies at the settlement dates. We recorded the following amounts in AOCL related to our cash flow hedges (in millions):

	As of September 30, 2022	As of December 31, 2021
Unrealized losses (gains), net on unsettled contracts	$18.7	$(13.4)
Income tax (benefit) expense	(4.5)	2.7
Unrealized losses (gains), net included in AOCL, net of tax (1)	$14.2	$(10.7)
(1) Assuming commodity prices and foreign currency exchange rates remain constant, we expect to reclassify $13.6 million of derivative losses as of September 30, 2022 into earnings within the next 12 months.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-based compensation expense (1)	$5.8	$(0.6)	$16.4	$16.8
(1) All expense was recorded in our Corporate and Other business segment.

8. Pension Benefit Plans:

The components of net periodic benefit cost for pension benefits were as follows (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$1.1	$1.5	$3.2	$4.6
Interest cost	1.5	1.0	4.5	4.1
Expected return on plan assets	(2.3)	(1.7)	(7.0)	(7.1)
Amortization of prior service cost	—	0.1	—	0.1
Recognized actuarial loss	1.5	1.8	4.4	6.0
Other	0.2	—	0.2	(0.4)
Settlements and curtailments	—	0.3	0.3	1.1
Net periodic benefit cost	$2.0	$3.0	$5.6	$8.4
9. Income Taxes:

As of September 30, 2022, we had approximately $3.7 million in total gross unrecognized tax benefits which, if recognized, would be recorded through the Consolidated Statements of Operations.

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

10. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	As of September 30, 2022	As of December 31, 2021
Current maturities of long-term debt:
Total current maturities of long-term debt	$11.1	$11.3
Long-Term Debt:
Asset securitization program	$400.0	$250.0
Finance lease obligations	28.6	29.0
Credit agreement	222.0	6.5
Senior unsecured notes	950.0	950.0
Debt issuance costs	(7.2)	(9.0)
Total long-term debt	$1,593.4	$1,226.5
Total debt	$1,604.5	$1,237.8

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist us in financing seasonal borrowing needs for our foreign locations. We had no outstanding foreign obligations as of September 30, 2022 or December 31, 2021 and there were no borrowings or repayments on these facilities during the nine months ended September 30, 2022.

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

	As of September 30, 2022	As of December 31, 2021
Eligible amount available under the ASP on qualified accounts receivable	$443.3	$335.6
Less: Beneficial interest transferred	(400.0)	(250.0)
Remaining amount available	$43.3	$85.6
We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interests sold and calculated on either the average LIBOR rate or floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.70%. The average rates as of September 30, 2022 and December 31, 2021 were 3.85% and 0.82%, respectively. The unused fee is based on 101% of the maximum available amount less the beneficial interest transferred and is calculated at a rate ranging between 0.25% and 0.35%, depending on the available borrowings, throughout the term of the agreement. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Credit Agreement (as defined below), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Credit Agreement, as defined below. The participating financial institutions have investment grade credit ratings. As of September 30, 2022, we believe we were in compliance with all covenant requirements.

Credit Agreement

In July 2021, we entered into a new domestic credit facility (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto, which refinanced and replaced the Seventh Amended and Restated Credit Facility.

The Credit Agreement consists of a $750.0 million unsecured revolving credit facility. We had outstanding borrowings of $222.0 million as well as $2.0 million committed to standby letters of credit as of September 30, 2022. Subject to covenant limitations, $526.0 million was available for future borrowings. The Credit Agreement will expire and outstanding loans will be required to be repaid in July 2026, unless maturity is extended by the lenders pursuant to two one-year extension options that we may request under the Credit Agreement.

Our weighted average borrowing rate on the facility was as follows:

	As of September 30, 2022	As of December 31, 2021
Weighted average borrowing rate	4.21%	1.38%

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

If any event of default occurs and is continuing, the administrative agent, or lenders with a majority of the aggregate commitments may require the administrative agent to, terminate our right to borrow under our Credit Agreement and accelerate amounts due under our Credit Agreement (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of September 30, 2022, we believe we were in compliance with all covenant requirements.

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

All the Notes are guaranteed, on a senior unsecured basis, by certain of our subsidiaries that guarantee indebtedness under our Credit Agreement. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of September 30, 2022, we believe we were in compliance with all covenant requirements.

11. Comprehensive Income (Loss):

The following table provides information on items reclassified from AOCL to Net income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Affected Line Item(s) in the Consolidated Statements of Operations
	2022	2021	2022	2021
(Losses) Gains on Cash Flow Hedges:
Derivatives contracts	$(3.7)	$7.8	$12.5	$21.3	Cost of goods sold; Losses (gains) and other expenses, net
Income tax benefit (expense)	0.8	(1.8)	(2.9)	(4.9)	Provision for income taxes
Net of tax	$(2.9)	$6.0	$9.6	$16.4

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(1.5)	$(1.8)	$(4.4)	$(6.0)	Other expense (income), net
Pension settlements	—	(0.3)	(0.3)	(1.1)	Pension settlements
Income tax benefit	0.4	0.6	1.2	1.8	Provision for income taxes
Net of tax	$(1.1)	$(1.5)	$(3.5)	$(5.3)
Total reclassifications from AOCL	$(4.0)	$4.5	$6.1	$11.1

The following table provides information on changes in AOCL, by component (net of tax), for the nine months ended September 30, 2022 (in millions):

	(Losses) Gains on Cash Flow Hedges	Share of equity method investments other comprehensive income	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2021	$10.7	$(1.2)	$(68.8)	$(28.8)	$(88.1)
Other comprehensive (loss) income before reclassifications	(15.3)	0.7	(3.0)	(20.7)	(38.3)
Amounts reclassified from AOCL	(9.6)	—	3.5	—	(6.1)
Net other comprehensive (loss) income	(24.9)	0.7	0.5	(20.7)	(44.4)
Balance as of September 30, 2022	$(14.2)	$(0.5)	$(68.3)	$(49.5)	$(132.5)

12. Fair Value Measurements:

Fair Value Hierarchy

The methodologies used to determine the fair value of our financial assets and liabilities at September 30, 2022 were the same as those used at December 31, 2021.

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

	As of September 30, 2022	As of December 31, 2021
Senior unsecured notes	$870.1	$959.2

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

Financial Overview

Results for the third quarter of 2022 were driven by overall year-over-year sales and profit increases. Net sales increased 17% and segment profit increased $10 million for the Residential Heating & Cooling segment. Net sales increased 20% and segment profit increased $7 million for the Commercial Heating & Cooling segment. Net sales increased 14% and segment profit increased $8 million for the Refrigeration segment.

Financial Highlights

•Net sales increased $185 million to $1,245 million in the third quarter of 2022 driven by favorable price, volume, and mix partially offset by unfavorable foreign currency.
•Operating income in the third quarter of 2022 increased $23 million to $186 million primarily driven by higher net sales partially offset by rising costs.
•Net income for the third quarter of 2022 was $142 million.
•Diluted earnings per share was $3.99 per share in the third quarter of 2022 compared to $3.41 per share in the third quarter of 2021.
•For the nine months ended September 30, 2022, we returned $142 million to shareholders through dividend payments and repurchased $300 million of common stock through our share repurchase program.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended September 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2022	2021		2022	2021
Net sales	$1,244.9	$1,059.9	17.5%	100.0%	100.0%
Cost of goods sold	910.7	764.7	(19.1)	73.2	72.1
Gross profit	334.2	295.2	13.2	26.8	27.9
Selling, general and administrative expenses	147.3	134.2	(9.8)	11.8	12.7
Losses (gains) and other expenses, net	3.3	2.1	(57.1)	0.3	0.2
Restructuring charges	0.2	0.3	33.3	—	—
Income from equity method investments	(2.4)	(4.1)	(41.5)	(0.2)	(0.4)
Operating income	$185.8	$162.7	14.2%	14.9%	15.4%

Net Sales

Net sales for the third quarter of 2022 compared to the third quarter of 2021 increased as a result of favorable price of 11%, an increase in sales volume of 5%, and favorable product mix of 2% which was partially offset by unfavorable foreign currency of 1%.

Gross Profit

Gross profit margins in the third quarter of 2022 decreased 110 basis points ("bps") to 26.8% compared to 27.9% in the third quarter of 2021. Gross margins decreased 220 bps from higher commodity costs, 200 bps from other product costs including adjustments for LIFO, 190 bps from higher component costs, 120 bps from factory inefficiencies, 50 bps from higher freight and distribution costs, and 10 bps from unfavorable mix. Partially offsetting these decreases was 680 bps from favorable price.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") increased $13 million to $147 million in the third quarter of 2022 compared to $134 million in the third quarter of 2021 due to higher employee related costs. As a percentage of net sales, SG&A decreased 90 bps to 11.8%.
Losses (gains) and Other Expenses, Net

Losses (gains) and other expenses, net for the third quarter of 2022 and 2021 included the following (in millions):

	For the Three Months Ended September 30,
	2022	2021
Realized losses (gains) on settled future contracts	$0.3	$(0.2)
Foreign currency exchange losses	0.3	—
Gain on disposal of fixed assets	(0.4)	(0.1)
Other operating income	(0.2)	(0.5)
Net change in unrealized losses (gains) on unsettled futures contracts	—	0.2
Environmental liabilities and special litigation charges	3.1	2.2
Charges incurred related to COVID-19 pandemic	0.2	0.8
Other items, net	—	(0.3)
Losses (gains) and other expenses, net (pre-tax)	$3.3	$2.1

Restructuring Charges

Restructuring charges were immaterial in the third quarter of 2022 and 2021. Restructuring charges related to ongoing cost reduction actions taken in prior periods.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownership, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. We recognized income from equity method investments of $2 million in the third quarter of 2022 and $4 million in the third quarter of 2021. The decline was due to lower operating results at the equity method investees due to higher material costs.

Interest Expense, net

Interest expense, net increased to $11 million in the third quarter of 2022 from $7 million in the third quarter of 2021 due to higher borrowings and higher borrowing costs during the period.

Income Taxes

Our effective tax rate was 18.7% for the third quarter of 2022 compared to 18.4% for the third quarter of 2021. The increase in rate is primarily due to a decrease in excess tax benefits. We expect our annual effective tax rate in 2022 to be 18-20%.

Third Quarter of 2022 Compared to Third Quarter of 2021 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the third quarter of 2022 and 2021 (dollars in millions):

	For the Three Months Ended September 30,
	2022	2021	Difference	% Change
Net sales	$835.3	$711.0	$124.3	17.5%
Profit	$153.8	$144.0	$9.8	6.8%
% of net sales	18.4%	20.3%
Net sales increased 17% in the third quarter of 2022 compared to 2021, as price increased 10% and sales volume increased by 7%. Product mix was neutral for the quarter.

Segment profit in the third quarter of 2022 compared to 2021 increased by $10 million, driven by $77 million from higher price, $15 million from higher sales volume, and $2 million from lower product warranty costs. Partially offsetting these increases were $21 million from higher other product costs including adjustments for LIFO, $20 million from higher commodity costs, $14 million from higher component costs, $11 million from unfavorable product mix, $7 million from higher distribution and freight charges, $6 million from higher SG&A costs, $3 million from factory inefficiencies, $1 million from unfavorable foreign currency, and $1 million from lower earnings from our equity method investments.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the third quarter of 2022 and 2021 (dollars in millions):

	For the Three Months Ended September 30,
	2022	2021	Difference	% Change
Net sales	$252.9	$211.5	$41.4	19.6%
Profit	$29.6	$22.6	$7.0	31.0%
% of net sales	11.7%	10.7%

Net sales increased 20% in the third quarter of 2022 compared to 2021 as higher factory output enabled us to convert more order backlog into sales. Product mix was 11% favorable and price increased by 9%. Sales volume was neutral for the quarter.

Segment profit in the third quarter of 2022 compared to 2021 increased $7 million due to $20 million from favorable price and $13 million from favorable product mix. Partially offsetting these increases was $9 million from factory inefficiencies, $5 million from higher component costs, $4 million from higher commodity costs, $3 million from higher other product costs including adjustments for LIFO, $2 million from higher SG&A costs, $2 million from lower sales volume, and $1 million from lower miscellaneous other costs.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the third quarter of 2022 and 2021 (dollars in millions):

	For the Three Months Ended September 30,
	2022	2021	Difference	% Change
Net sales	$156.7	$137.4	$19.3	14.0%
Profit	$22.4	$14.5	$7.9	54.5%
% of net sales	14.3%	10.6%

Net sales increased 14% in the third quarter of 2022 compared to 2021, as price increased 16% and sales volume increased by 5%. Partially offsetting these increases were unfavorable foreign currency of 7%. Product mix was neutral for the quarter.

Segment profit in the third quarter of 2022 compared to 2021 increased by $8 million driven by $22 million from higher price, $3 million from higher sales volume, and $1 million from favorable product mix. Partially offsetting these increases were $5 million from higher SG&A, $4 million from commodity costs, $4 million from higher component costs, $3 million from factory inefficiencies, $1 million from freight and distribution costs, and $1 million from unfavorable foreign currency.

Corporate and Other

There were no material changes in Corporate and Other costs during the third quarter of 2022 as compared to the third quarter of 2021.

Year-to-Date through September 30, 2022 Compared to Year-to-Date through September 30, 2021 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Nine Months Ended September 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2022	2021		2022	2021
Net sales	$3,624.6	$3,229.3	12.2%	100.0%	100.0%
Cost of goods sold	2,625.1	2,294.5	(14.4)	72.4	71.1
Gross profit	999.5	934.8	6.9	27.6	28.9
Selling, general and administrative expenses	472.2	447.4	(5.5)	13.0	13.9
Losses (gains) and other expenses, net	5.4	4.7	(14.9)	0.1	0.1
Restructuring charges	1.2	1.6	25.0	—	—
Income from equity method investments	(3.9)	(11.6)	(66.4)	(0.1)	(0.4)
Operating income	$524.6	$492.7	6.5%	14.5%	15.3%

Net Sales

Net sales increased 12% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to higher price of 11%, higher sales volume of 1%, and favorable mix of 1%. Partially offsetting these increases was unfavorable foreign currency of 1%.
Gross Profit

Gross profit margins for the nine months ended September 30, 2022 decreased 130 bps to 27.6% compared to 28.9% for the nine months ended September 30, 2021. Gross margins decreased 250 bps from higher commodity costs, 180 bps from higher component costs, 150 bps from higher other product costs including adjustments for LIFO, 100 bps from factory inefficiencies, 90 bps from higher freight and distribution costs, and 50 bps from unfavorable mix. Partially offsetting these decreases were 670 bps from higher price and 20 bps from miscellaneous other costs.

Selling, General and Administrative Expenses

SG&A increased $25 million to $472 million for the nine months ended September 30, 2022 compared to $447 million for the nine months ended September 30, 2021 primarily due to higher employee related costs. As a percentage of net sales, SG&A decreased 90 bps to 13.0% from 13.9%.

Losses (gains) and Other Expenses, Net

Losses (gains) and other expenses, net for the nine months ended September 30, 2022 and 2021 included the following (in millions):

	For the Nine Months Ended September 30,
	2022	2021
Realized gains on settled future contracts	$(0.1)	$(0.9)
Foreign currency exchange gains	(0.5)	(1.6)
Gain on disposal of fixed assets	(1.3)	(0.6)
Other operating income	(0.6)	(0.9)
Net change in unrealized losses (gains) on unsettled futures contracts	1.2	0.1
Environmental liabilities and special litigation charges	6.2	7.3
Charges incurred related to COVID-19 pandemic	0.8	1.9
Other items, net	(0.3)	(0.6)
Losses (gains) and other expenses, net (pre-tax)	$5.4	$4.7

Restructuring Charges

Restructuring charges were $1 million for the nine months ended September 30, 2022 and $2 million for the nine months ended September 30, 2021. Restructuring charges related to ongoing cost reduction actions taken in prior periods.

Income from Equity Method Investments

Income from equity method investments decreased $8 million to $4 million for the nine months ended September 30, 2022 as compared to $12 million for the nine months ended September 30, 2021. The decline was due to lower operating results at the equity method investees due to higher material costs.

Interest Expense, net

Interest expense, net increased $7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to higher borrowings and higher borrowing costs.

Income Taxes

Our effective tax rate decreased to 18.9% for the nine months ended September 30, 2022 compared to 19.0% for the nine months ended September 30, 2021 primarily due to a favorable mix of income to low tax jurisdictions.

Year-to-Date through September 30, 2022 Compared to Year-to-Date through September 30, 2021 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment's net sales and profit for the nine months ended September 30, 2022 and 2021 (dollars in millions):

	For the Nine Months Ended September 30,
	2022	2021	Difference	% Change
Net sales	$2,494.9	$2,155.3	$339.6	15.8%
Profit	$477.7	$430.1	$47.6	11.1%
% of net sales	19.1%	20.0%
Net sales increased 16% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 as price increased by 12% and sales volume increased by 4%. Product mix was neutral.

Segment profit for the first nine months of 2022 compared to 2021 increased $48 million primarily due to $256 million from favorable price, $31 million from higher sales volume, and $2 million from miscellaneous income. Partially offsetting these increases were $70 million from higher commodity costs, $40 million from increased component costs, $40 million from higher other product costs including adjustments for LIFO, $30 million from unfavorable mix, $24 million from higher freight and distribution costs, $12 million from factory inefficiencies, $12 million from higher SG&A costs, $7 million from lower income from equity method investments, and $6 million from unfavorable foreign currency.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment's net sales and profit for the nine months ended September 30, 2022 and 2021 (dollars in millions):

	For the Nine Months Ended September 30,
	2022	2021	Difference	% Change
Net sales	$660.2	$663.4	$(3.2)	(0.5)%
Profit	$53.1	$95.3	$(42.2)	(44.3)%
% of net sales	8.0%	14.4%

Net sales decreased 0.5% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 as sales volume decreased by 13%. Partially offsetting the decrease was favorable mix of 7% and favorable price of 6%.
Segment profit for the first nine months of 2022 compared to 2021 decreased $42 million primarily due to $34 million from lower sales volume primarily due to supply chain constraints, $20 million from factory inefficiencies, $17 million from higher component costs, $12 million from higher other product costs including adjustments for LIFO, $9 million from increased SG&A costs, $9 million from higher commodity costs, and $5 million from higher freight and distribution costs. Partially offsetting these decreases were $37 million from higher price, $25 million from favorable product mix, $1 million from foreign currency, and $1 million from lower product warranty costs.

Refrigeration

The following table presents our Refrigeration segment's net sales and profit for the nine months ended September 30, 2022 and 2021 (dollars in millions):

	For the Nine Months Ended September 30,
	2022	2021	Difference	% Change
Net sales	$469.5	$410.6	$58.9	14.3%
Profit	$60.0	$35.8	$24.2	67.6%
% of net sales	12.8%	8.7%

Net sales increased 14% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 as price increased by 12% and sales volume increased by 8%. Partially offsetting these increases was unfavorable foreign currency of 5% and unfavorable mix of 1%.

Segment profit for the first nine months of 2022 compared to 2021 increased $24 million primarily due to $50 million from favorable price, $13 million from higher sales volume, $1 million from favorable mix, and $1 million from lower tariff costs. Partially offsetting these increases were $14 million from higher commodity costs, $10 million from higher SG&A costs, $8 million from higher component costs, $4 million from factory inefficiencies, $3 million from higher freight and distribution costs, and $2 million from higher other product costs.

Corporate and Other

Corporate and other expenses decreased $2 million in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to lower employee related costs.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the nine months ended September 30, 2022 and 2021 (in millions):

	For the Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$170.1	$396.3
Net cash used in investing activities	(68.2)	(67.6)
Net cash used in financing activities	(89.1)	(410.5)

Net Cash Provided By Operating Activities - The change in net cash provided by operating activities for the nine months ended September 30, 2022 compared to the net cash provided by operating activities for the same period in 2021 reflects less favorable changes in working capital.

Net Cash Used In Investing Activities - Capital expenditures were $67 million for the nine months ended September 30, 2022 compared to $69 million in the same period of 2021. Capital expenditures in 2022 were primarily related to the expansion of manufacturing capacity and equipment, and investments in systems and software to support the overall enterprise.

Net Cash Used In Financing Activities - Net cash used in financing activities for the nine months ended September 30, 2022 decreased to $89 million compared to $411 million used in the same period of 2021. The change was primarily due to increased net borrowings in the current year as compared to the prior year and less spent on share repurchases. We repurchased $300 million of shares for the nine months ended September 30, 2022 and returned $142 million to shareholders through dividend payments. For additional information on share repurchases, refer to Note 5 in the Notes to the Consolidated Financial Statements.

Debt Position

The following table details our lines of credit and financing arrangements as of September 30, 2022 (in millions):

Outstanding Borrowings
Current maturities of long-term debt:
Finance lease obligations	$11.1
Total current maturities of long-term debt	$11.1
Long-term debt:
Asset Securitization Program (2)	400.0
Finance lease obligations	28.6
Credit agreement (1)	222.0
Senior unsecured notes	950.0
Debt issuance costs	(7.2)
Total long-term debt	1,593.4
Total debt	$1,604.5
(1) The available future borrowings on our Credit Agreement (as defined below) are $526.0 million, after being reduced by the outstanding borrowings and $2.0 million in outstanding standby letters of credit. Refer to Note 10 in the Notes to the Consolidated Financial Statements for more information.
(2) The maximum securitization amount ranges from $300.0 million to $450.0 million, depending on the period. The maximum capacity of the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP. Refer to Note 10 in the Notes to the Consolidated Financial Statements for more information.

Both our Asset Securitization Program as well as our $350.0 million 2023 Notes will mature in 2023. We are currently evaluating our options related to these obligations including refinancing and other alternatives. We do not believe that our options or alternatives will have any material impact on our results of operations or liquidity.

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

The Credit Agreement is guaranteed by certain of our subsidiaries and contains customary covenants applicable to us and our subsidiaries including limitations on indebtedness, liens, dividends, stock repurchases, mergers and sales of all or substantially all of our assets. In addition, the Credit Agreement contains a financial covenant requiring us to maintain, as of the last day of each fiscal quarter for the four prior fiscal quarters, a Total Net Leverage Ratio of no more than 3.50 to 1.00 (or, at our election, on up to two occasions following a material acquisition, 4.00 to 1.00). The Credit Agreement is subject to customary events of default, including non-payment of principal or other amounts under the Credit Agreement, material inaccuracy of representations and warranties, breach of covenants, cross-default to other indebtedness in excess of $75 million, judgements in excess of $75 million, certain voluntary and involuntary bankruptcy events, and the occurrence of a change of control. As of September 30, 2022, we believe we were in compliance with all covenant requirements.

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio increased to 123% at September 30, 2022 from 128% at December 31, 2021.

As of September 30, 2022, our senior credit ratings were Baa2 with a stable outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $41 million, future cash generated from operations and available borrowing capacity are sufficient to fund operations, planned capital expenditures, future contractual obligations, potential share repurchases and dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $41 million as of September 30, 2022 was $19 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. An actual repatriation in the future from our non-U.S. subsidiaries could be subject to foreign withholding taxes and U.S. state taxes.
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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In the third quarter of 2022, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans (in millions) (2)
July 1 through July 31	3	214.00	—	$546.0
August 1 through August 31	1,587	244.15	—	$546.0
September 1 through September 30	153	257.62	—	$546.0
	1,743		—

(1) Represents shares of common stock we repurchased in July, August and September of 2022 to satisfy employee tax-withholding obligations in connection with the exercise of long-term incentive awards.
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

Date: October 27, 2022