Form 10-K
period 2022-12-31
LENNOX INTERNATIONAL INC
filed 2023-02-21
CIK 1069202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

As of June 30, 2022, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $7 billion based on the closing price of the registrant’s common stock on the New York Stock Exchange. As of February 3, 2023, there were 35,474,054 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2022 Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2022 Annual Meeting of Stockholders to be held on May 18, 2023 are incorporated by reference into Part III of this report.

Auditor Name: KPMG LLP                Auditor Location:     Dallas, Texas            Auditor Firm ID:    185

LENNOX INTERNATIONAL INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2022

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

Shown in the table below are our three business segments, the key products, services and well-known product and brand names within each segment and net sales in 2022 by segment. Segment financial data for 2022, 2021 and 2020, including financial information about foreign and domestic operations, is included in Note 3 of the Notes to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

Segment	Products & Services	Product and Brand Names	2022 Net Sales (in millions)
Residential Heating & Cooling	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, comfort control products, replacement parts and supplies	Lennox, Dave Lennox Signature Collection, Armstrong Air, Ducane, AirEase, Concord, MagicPak, ADP Advanced Distributor Products, Allied, Elite Series, Merit Series, Comfort Sync, Healthy Climate, Healthy Climate Solutions, iComfort ComfortSense and Lennox Stores	$3,198.3
Commercial Heating & Cooling	Unitary heating and air conditioning equipment, applied systems, controls, installation and service of commercial heating and cooling equipment, variable refrigerant flow commercial products	Lennox, Model L, CORE, Energence, Prodigy, Strategos, Landmark, Raider, Lennox VRF, Lennox National Account Services, Allied Commercial, MagicPak	900.7
Refrigeration	Condensing units, unit coolers, fluid coolers, air cooled condensers, air handlers, process chillers, controls, compressorized racks.	Heatcraft Worldwide Refrigeration, Lennox (Europe HVAC), Bohn, MAGNA, Larkin, Climate Control, Chandler Refrigeration, Friga-Bohn, HK Refrigeration, Hyfra, IntelliGen and Interlink	619.4
		Total	$4,718.4

In November 2022, we announced the decision to explore strategic alternatives for our European commercial HVAC and refrigeration businesses, which represent approximately 5% of our annual revenues. We will continue to invest in our Heatcraft Worldwide Refrigeration business which will become part of the Commercial Heating & Cooling segment beginning in 2023 and the European portfolio will be presented with Corporate and Other beginning in 2023 until disposition. As we will manage the businesses in this manner beginning in 2023, we will present the financial results of the revised segments beginning in 2023.

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

The “Lennox” business and brands (“Dave Lennox Signature Collection,” “Elite Series,” “Merit Series,” “iComfort,” “ComfortSense” and “Healthy Climate Solutions”) are sold directly to independent installing dealers, making us one of the largest wholesale distributors of residential heating, ventilation, and air conditioning products in North America. We continue to invest in our network of 245 Lennox Stores across the United States and Canada. These stores provide an easy access solution for contractors and independent dealers to obtain universal service and replacement parts, supplies, convenience items, tools, Lennox equipment and OEM parts.

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

Commercial Heating & Cooling

North America. In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, distribution, churches and schools. Our product offerings for these applications include rooftop units ranging from 2 to 50 tons of cooling capacity and split system/air handler combinations, which range from 1.5 to 20 tons of cooling capacity. These products are distributed primarily through commercial contractors and directly to national account customers. In 2021, we launched the Lennox Model L rooftop unit featuring the industry leading CORE control system and advanced variable-speed technology to maximize rebates and energy savings. In late 2022, we introduced the Enlight rooftop unit which features a high efficiency heat pump line perfectly positioned to help our customers reach their environmental and sustainability goals. We believe the success of our products is attributable to their efficiency, impact to the environment, design flexibility, total cost of ownership, ease of service, and advanced control technology.

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

We also manufacture and market refrigeration products including condensing units, unit coolers, air-cooled condensers, fluid coolers, compressor racks and industrial process chillers.  We have manufacturing locations in Germany, France and Spain.  In addition, we own a 50% interest in a joint venture in Mexico that produces unit coolers, air-cooled condensers, condensing units, compressors and compressorized racks of the same design and quality as those manufactured by our U.S. business.  This joint venture product line is complemented with imports from the U.S., which are sold through the joint venture’s distribution network.

Business Strategy

Lennox offers a full spectrum of cooling, heating, indoor air quality and refrigeration products to meet the energy-efficient climate-control needs of residential and commercial customers across North America. We are focused on expanding our market position primarily through organic growth while leveraging costs to drive margin expansion and higher profit. This strategy is supported by the following four strategic priorities:

Innovative Product and System Solutions. In all of our markets, we are building on our heritage of innovation by developing residential and commercial products that give families and business owners more precise control over more aspects of their indoor environments, while significantly lowering their energy costs.

Manufacturing and Sourcing Excellence. We maintain our commitment to manufacturing and sourcing excellence by maximizing factory efficiencies and leveraging our engineering capabilities, purchasing power and sourcing initiatives to expand the use of lower-cost materials and components that meet our high-quality standards.

Distribution Excellence. By investing resources in expanding our distribution network and capabilities, we are making products available to our customers in a timely, cost-efficient manner. Additionally, we provide enhanced dealer support through the use of technology, training, advertising and merchandising.

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

The North American residential heating and cooling market provides an example of the competitive strength of our marketing and distribution strategy. We use three distinct distribution approaches in this market: the company-owned distribution system, the independent distribution system and direct sales to end-users. We distribute our “Lennox” brands in a company-owned process directly to independent dealers that install these heating and cooling products. We distribute our “Armstrong Air,” “Ducane,” “Air-Ease,” “Concord,” “MagicPak” and “ADP Advanced Distributor Products” brands through the traditional independent distribution process pursuant to which we sell our products to distributors who, in turn, sell the products to installing contractors. We also sell our products through our Lennox Stores.

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

Competition

Substantially all markets in which we participate are competitive. The most significant competitive factors we face are availability, reliability, energy efficiency, product performance, service and price, with the relative importance of these factors varying among customer applications. The following are some of the companies we view as significant competitors in each of our three business segments, with relevant brand names, when different from the company name, shown in parentheses. The marks below may be the registered or unregistered trademarks or trade names of their respective owners.

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

Human Capital Management

Our success, in large part, relies on the character of our people. That character is reflected in our core values of integrity, respect and excellence. Our continued success depends on our ability to attract, motivate, develop and retain employees who embody our core values.

Management strives to maintain the right number of employees with the necessary skills to match the expected demand for the products we manufacture and distribute. As of December 31, 2022, we employed approximately 13,200 people. Of these employees, approximately 5,100 were salaried and 8,100 were hourly. The number of hourly workers varies in order to match our labor needs during periods of fluctuating demand.

Approximately 3,000 of our employees, including international locations, are represented by unions. We believe we have good relationships with our employees and with the unions representing them. On November 1, 2021, our Marshalltown, Iowa-based union ratified a five-year labor agreement. We currently do not anticipate any material adverse consequences resulting from negotiations to renew other collective bargaining agreements.

To succeed in an ever-changing and competitive labor market, we have identified priorities we believe are critical to our success in attracting, motivating, developing, and retaining employees. These include among other things: (1) providing competitive compensation and benefit programs, (2) providing career development programs, (3) promoting health and safety, and (4) championing a diverse and inclusive work environment. Further information is available in our Environmental Social and Governance (ESG) report available on our website. The information on our website, including the ESG Report, is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

Despite these efforts, we have experienced, and could continue to experience, higher employee absenteeism, particularly in manufacturing and distribution locations. These concerns have decreased the pool of available qualified talent for certain functions. As a result, we have made and continue to make strong efforts to maintain and recruit qualified talent and are committed to being competitive to retain the best talent possible.

Environmental Regulation

Our operations are subject to evolving and often increasingly stringent international, federal, state and local laws and regulations concerning the environment.  Environmental laws affect or could affect our operations. We believe we are in substantial compliance with such existing environmental laws and regulations.
Energy Efficiency. The U.S. Department of Energy has numerous active energy conservation rulemakings that impact residential and commercial heating, air conditioning and refrigeration equipment.  We are actively involved in U.S. Department of Energy activities related to energy efficiency.  We are prepared to have compliant products in place in advance of the effective dates of all such regulations being considered by the U.S. Department of Energy.
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

Information about our Executive Officers

Our executive officers, their present positions and their ages are as follows as of February 3, 2023:

Name	Age	Position
Alok Maskara	51	Chief Executive Officer
Joseph W. Reitmeier	58	Executive Vice President, Chief Financial Officer
Douglas L. Young	60	Executive Vice President
Gary S. Bedard	58	Executive Vice President & President LII Residential Heating & Cooling
Prakash Bedapudi	56	Executive Vice President, Chief Technology Officer
Daniel M. Sessa	58	Executive Vice President, Chief Human Resources Officer
John D. Torres	64	Executive Vice President, Chief Legal Officer and Secretary
Joe Nassab	55	Executive Vice President & President LII North America Commercial Heating & Cooling
Chris A. Kosel	55	Vice President, Chief Accounting Officer and Controller

Alok Maskara joined Lennox International Inc. as Chief Executive Officer on May 9, 2022. Most recently he served for five years as CEO of Luxfer Holdings PLC, an international industrial company focused on advanced materials. Mr. Maskara also served for nearly a decade as president of several global business units at Pentair PLC, a leading provider of water treatment and sustainable applications. Previously he held various leadership positions at General Electric Corporation and McKinsey & Company. Mr. Maskara also serves on the board of Franklin Electric (Nasdaq: FELE) a company focused on global water and fluid solutions. Mr. Maskara graduated with a bachelor of technology degree in chemical engineering from the Indian Institute of Technology in 1992 and a master’s degree in chemical engineering from the University of New Mexico in 1994. In 2000, he earned an MBA from the Kellogg School of Management at Northwestern University.

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

Douglas L. Young has served as an Executive Vice President since January 2023. Most recently he served as Executive Vice President, President and Chief Operating Officer of LII’s Residential Heating & Cooling segment in October 2006. Mr. Young had previously served as Vice President and General Manager of North American Residential Products since 2003 and as Vice President and General Manager of Lennox North American Residential Sales, Marketing, and Distribution from 1999 to 2003. Prior to his career with LII, Mr. Young was employed in the Appliances division of GE, where he held various management positions before serving as General Manager of Marketing for GE Appliance division’s retail group from 1997 to 1999 and as General Manager of Strategic Initiatives in 1999. He holds a BSBA from Creighton University and a master’s of science in management from Purdue University. Mr. Young serves on the Board of Directors of Beacon Roofing Supply, a general building material distributor and is a past Chairman of the Board of Directors of AHRI (the Air-Conditioning, Heating, and Refrigeration Institute), the trade association for the HVACR and water heating equipment industries. In November 2022, Mr. Young advised leadership that he intended to retire effective June 30, 2023.

Gary S. Bedard was appointed Executive Vice President & President of LII’s Residential Heating & Cooling business in January 2023. Most recently, he served as Executive Vice President & President of LII's Worldwide Refrigeration business, a position he held since October 2017. Prior to that, Mr. Bedard served as Vice President and General Manager, LII Residential Heating & Cooling for 12 years. He has also held the positions of Vice President, Residential Product Management, LII Worldwide Heating and Cooling, Director of Brand and Product Management, and District Manager for Lennox Industries’ New York District. Before joining LII in 1998, Mr. Bedard spent eight years at York International in product management and sales leadership roles for commercial applied and unitary systems as well as residential systems. Mr. Bedard has a bachelor’s degree in engineering management from the United States Military Academy at West Point. Mr. Bedard serves on the Board of Directors of the AHRI, the trade association for the HVACR and water heating equipment industries.

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

Joe Nassab was appointed Executive Vice President & President of our North America Commercial Heating & Cooling business on May 4, 2022. He joined LII in 2010 as Vice President and General Manager of Allied Air. Before joining LII, Joe worked for 20 years at General Electric Company in a variety of general management, product management, and marketing leadership roles. Joe has a bachelor’s degree in finance from the University of Michigan.

Chris A. Kosel was appointed Vice President, Chief Accounting Officer and Controller in May 2017. He had previously served as Vice President, Business Analysis and Planning for the Company since 2016. He also had served as Vice President, Finance and Controller and Director of Finance for the Company’s North America Commercial Business from 2015 to 2016 and Director, Financial Planning and Analysis for the Company’s Residential Business Unit from 2014 to 2015. Prior to 2014 he had served as Director, Finance for the Company’s Lennox Stores business and Director of the Company’s Financial Shared Services function. Prior to joining Lennox, he worked for Ernst & Young. He holds a bachelor’s degree in accounting from Texas A&M University. He is also a Certified Public Accountant.

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

Business and Operational Risks

We May Not be Able to Compete Favorably in the Competitive HVACR Business.

Substantially all of the markets in which we operate are competitive. The most significant competitive factors we face are product reliability, product performance, reputation of our company and brands, service and price and global supply chain constraints, with the relative importance of these factors varying among our product lines. Other factors that affect competition in the HVACR market include the development and application of new technologies, an increasing emphasis on the development of more efficient HVACR products and new product introductions. We may not be able to adapt to market changes as quickly or effectively as our current and future competitors. Also, the establishment of manufacturing operations in low-cost countries could provide cost advantages to existing and emerging competitors. Some of our competitors may have greater financial resources than we have, allowing them to invest in more extensive research and development and/or marketing activity and making them better able to withstand adverse HVACR market conditions. Current and future competitive pressures may cause us to reduce our prices or lose market share, or could negatively affect our cash flow, all of which could have a material adverse effect on our results of operations.

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

We manufacture many of our products at single-location production facilities. In certain instances, we heavily rely on suppliers who also may concentrate production in single locations or source unique, necessary products from only one supplier. Any significant interruptions in production at one or more of our facilities, or at a facility of one of our key suppliers, could negatively impact our ability to deliver our products to our customers, especially as we continue to experience disruptions in supply.

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

We are committed to attracting, motivating, developing, and retaining our employees to ensure we remain an employer of choice. Despite our efforts, we have experienced, and could continue to experience, higher employee turnover and absenteeism, particularly in manufacturing and distribution locations, as a result of COVID-19 related concerns and other factors. A number of factors may adversely affect the labor force available or increase labor costs, including high employment levels, related competition, and federal unemployment subsidies, such as unemployment benefits offered in response to the COVID-19 pandemic. These concerns have decreased the pool of available qualified talent for certain functions. In addition, as of December 31, 2022, approximately 23% of our workforce, including international locations, was unionized. Our Marshalltown, Iowa-based union ratified a five-year labor agreement on November 1, 2021; however, the results of future negotiations with unions are uncertain. If we are unsuccessful in meeting these challenges, our results of operations could be materially impacted.

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

The U.S. government has made changes in U.S. trade policy over the past several years. These changes include renegotiating and terminating certain existing bilateral or multi-lateral trade agreements, such as the U.S.-Mexico-Canada Agreement, and initiating tariffs on certain foreign goods from a variety of countries and regions, most notably China. These changes in U.S. trade policy have resulted in, and may continue to result in, one or more foreign governments adopting responsive trade policies that make it more difficult or costly for us to do business in or import our products or components from those countries. The sales, gross margins, and profitability for each of our segments could be directly impacted by changes in tariffs and trade agreements.

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

For some of our HVACR products, we provide warranty terms ranging from one to 20 years to customers for certain components such as compressors or heat exchangers. For certain limited products, we provided lifetime warranties. Warranties of such extended lengths pose a risk to us as actual future costs may exceed our current estimates of those costs. Warranty expense is recorded on the date that revenue is recognized and requires significant assumptions about what costs will be incurred in the future. We may be required to record material adjustments to accruals and expense in the future if actual costs for these warranties are different from our assumptions.

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

General Risk Factors

Global General Business, Economic and Market Conditions Could Adversely Affect Our Financial Performance and Limit Our Access to the Capital Markets.

Disruptions in U.S. or global financial and credit markets or increases in the costs of capital might have an adverse impact on our business. The tightening, unavailability or increased cost of credit adversely affects the ability of our customers to obtain financing for significant purchases and operations, resulting in a decrease in sales of our products and services and may impact the ability of our customers to make payments to us. Similarly, tightening of available credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. Our business may also be adversely affected by future decreases in the general level of economic activity and increases in borrowing costs, which may cause our customers to cancel, decrease or delay their purchases of our products and services.

If financial markets were to deteriorate, or costs of capital were to increase significantly due to a lowering of our credit ratings, prevailing industry conditions, the volatility of the capital markets or other factors, we may be unable to obtain new financing on acceptable terms, or at all. A deterioration in our financial performance could also limit our future ability to access amounts currently available under our Credit Agreement. In addition, availability under our asset securitization agreement may be adversely impacted by credit quality and performance of our customer accounts receivable. The availability under our asset securitization agreement is based on the amount of accounts receivable that meet the eligibility criteria of the asset securitization agreement. If receivable losses increase or credit quality deteriorates, the amount of eligible receivables could decline and, in turn, lower the availability under the asset securitization.

We cannot predict the likelihood, duration, or severity of any future disruption in financial markets or any adverse economic conditions in the U.S. and other countries.

The COVID-19 Pandemic Has Disrupted Our Business Operations and Results of Operations.

Since 2020, the spread of COVID-19 and the developments surrounding the global pandemic have disrupted our business operations and affected our results of operations. In 2022, the COVID-19 pandemic continued to create supply chain disruptions and higher employee absenteeism in our factories and distribution locations. We cannot predict whether any of our manufacturing, operational, or distribution facilities will experience any future disruptions, or how long such disruptions would last.

There remains uncertainty regarding how COVID-19 will impact the economy and our results in the future. The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including the duration and scope of the pandemic; governmental, business, and individuals’ actions in response to the pandemic; our ability to maintain sufficient qualified personnel due to employee illness, quarantine, willingness to return to work, vaccine and/or testing mandates, face-coverings and other safety requirements, general scarcity of employees, or travel and other restrictions; current global supply chain disruptions caused by the COVID-19 pandemic; and the impact on economic activity, including financial market instability.

Our International Operations Subject Us to Risks Including Foreign Currency Fluctuations, Regulations and Other Risks.

We earn revenue, pay expenses, own assets, and incur liabilities in countries using currencies other than the U.S. dollar including the Canadian dollar, the Mexican peso, and the Euro. Our Consolidated Financial Statements are presented in U.S. dollars and we translate revenue, income, expenses, assets, and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar relative to other currencies may affect our net operating revenues, operating income and the value of balance sheet items denominated in foreign currencies. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. However, we cannot assure that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, would not materially affect our financial results.

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

Net sales outside of the United States comprised approximately 11% of our total net sales in 2022.

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

As of December 31, 2022, we had goodwill of $186.3 million on our Consolidated Balance Sheet. Any future determination that an impairment of the value of goodwill occurred would require a write-down of the impaired portion of goodwill to fair value and would reduce our assets and stockholders’ equity and could have a material adverse effect on our results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following chart lists our principal domestic and international manufacturing, distribution and office facilities as of December 31, 2022 and indicates the business segment that uses such facilities, the approximate size of such facilities and whether such facilities are owned or leased. Also included in the chart are large warehouses that hold significant inventory balances.

Location	Segment	Type or Use of Facility	Approx. Sq. Ft. (In thousands)	Owned/Leased
Saltillo, Mexico	Residential Heating & Cooling	Manufacturing & Distribution	1,081	Owned
Marshalltown, IA	Residential Heating & Cooling	Manufacturing & Distribution	1,000	Owned & Leased
Orangeburg, SC	Residential Heating & Cooling	Manufacturing & Distribution	900	Owned & Leased
Grenada, MS	Residential Heating & Cooling	Manufacturing & Distribution	395	Owned & Leased
Romeoville, IL	Residential Heating & Cooling	Distribution & Office	697	Leased
McDonough, GA	Residential Heating & Cooling	Distribution	254	Leased
Grove City, OH	Residential Heating & Cooling	Distribution	279	Leased
Concord, NC	Residential Heating & Cooling	Distribution	248	Leased
Pittston, PA	Residential Heating & Cooling	Distribution	144	Leased
Harahan, LA	Residential Heating & Cooling	Distribution & Office	83	Leased
North Kansas City, MO	Residential Heating & Cooling	Distribution & Office	59	Leased
West Columbia, SC	Residential Heating & Cooling	Research & Development	63	Leased
Eastvale, CA	Residential & Commercial Heating & Cooling	Distribution	377	Leased
Carrollton, TX	Residential & Commercial Heating & Cooling	Distribution	252	Leased
Brampton, Canada	Residential & Commercial Heating & Cooling	Distribution	251	Leased
Houston, TX	Residential & Commercial Heating & Cooling	Distribution	204	Leased
Orlando, FL	Residential & Commercial Heating & Cooling	Distribution	173	Leased
Middletown, PA	Residential & Commercial Heating & Cooling	Distribution	166	Leased
Lenexa, KS	Residential & Commercial Heating & Cooling	Distribution	147	Leased
East Fife, WA	Residential & Commercial Heating & Cooling	Distribution	112	Leased
Calgary, Canada	Residential & Commercial Heating & Cooling	Distribution	145	Leased
Stuttgart, AR	Commercial Heating & Cooling	Manufacturing	750	Owned
Jessup, PA	Commercial Heating & Cooling	Distribution	130	Leased
DFW Airport, TX	Commercial Heating & Cooling	Distribution	80	Leased
Indianapolis, IN	Commercial Heating & Cooling	Distribution	69	Leased
Medley, FL	Commercial Heating & Cooling	Distribution	70	Leased
Norcross, GA	Commercial Heating & Cooling	Distribution & Office	95	Leased
Longvic, France	Refrigeration	Manufacturing	142	Owned
Longvic, France	Refrigeration	Distribution	133	Owned
Burgos, Spain	Refrigeration	Manufacturing	140	Owned
Mions, France	Refrigeration	Research & Development	129	Owned
Genas, France	Refrigeration	Manufacturing, Distribution & Offices	111	Owned
Tifton, GA	Refrigeration	Manufacturing & Distribution	738	Owned & Leased
Stone Mountain, GA	Refrigeration	Manufacturing & Business Unit Headquarters	139	Owned
Richardson, TX	Corporate and other	Corporate Headquarters	356	Owned & Leased
Carrollton, TX	Corporate and other	Research & Development	294	Owned
Chennai, India	Corporate and other	Research & Development & Office	73	Leased

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

Holders of Common Stock

As of the close of business on February 3, 2023, approximately 544 holders of record held our common stock.
Comparison of Total Stockholder Return

The following graph compares the cumulative total returns of LII’s common stock with the cumulative total returns of the Standards & Poor’s Midcap 400 Index, a broad index of mid-size U.S. companies of which the Company is a part, and with a peer group of U.S. industrial manufacturing and service companies in the HVACR businesses. The graph assumes that $100 was invested on December 31, 2017, with dividends reinvested. Our peer group includes AAON, Inc., Comfort Systems USA, Inc., Johnson Controls Inc., and Watsco, Inc.

This performance graph and other information furnished under this Comparison of Total Stockholder Return section shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Our Purchases of Company Equity Securities
Our Board of Directors has authorized a total of $4 billion to repurchase shares of our common stock (collectively referred to as the “Share Repurchase Plans”), including an incremental $1.0 billion share repurchase authorization in July 2021. The Share Repurchase Plans authorize open market repurchase transactions and do not have a stated expiration date. As of December 31, 2022, $546 million is available to repurchase shares under the Share Repurchase Plans.

In the fourth quarter of 2022, we purchased shares of our common stock as follows:

	Total Shares Purchased (1)	Average Price Paid per Share (including fees)	Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans (in millions)
October 1 through October 31	56	$233.04	—	546.0
November 1 through November 30	1,482	258.34	—	546.0
December 1 through December 31	8,910	267.95	—	546.0
	10,448		—

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

Executive Leadership Transition

On March 23, 2022, the Board of Directors appointed Alok Maskara as Chief Executive Officer (“CEO”) effective May 9, 2022. Mr. Maskara succeeded Todd Bluedorn, who announced in July 2021 his plans to step down by mid-2022 as Chairman and CEO. Todd J. Teske was appointed Chairman of the Board and served as interim CEO until Mr. Maskara assumed the role on May 9, 2022.

Financial Highlights

•Net sales increased $524 million, or 13%, to $4,718 million in 2022 from $4,194 million in 2021.
•Operating income in 2022 was $656 million compared to $590 million in 2021.
•Net income in 2022 increased to $497 million from $464 million in 2021.
•Diluted earnings per share from continuing operations were $13.88 per share in 2022 compared to $12.39 per share in 2021.
•We generated $302 million of cash flow from operating activities in 2022 compared to $516 million in 2021.
•In 2022, we returned $142 million to shareholders through dividend payments and we used $300 million to purchase 1.3 million shares of stock under our Share Repurchase Plans.

Overview of Results

The Residential Heating & Cooling segment performed well in 2022, with a 15% increase in net sales and a $57 million increase in segment profit compared to 2021 primarily due to higher price and sales volumes. Our Commercial Heating & Cooling segment saw an increase in net sales of 4% and a $30 million decrease in segment profit compared to 2021 primarily due to increased product costs. Sales in our Refrigeration segment increased 12% and segment profit increased $30 million compared to 2021 primarily due to higher price and sales volumes.

Results of Operations

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in millions):

	For the Years Ended December 31,
	2022		2021		2020
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net sales	$4,718.4	100.0%	$4,194.1	100.0%	$3,634.1	100.0%
Cost of goods sold	3,433.7	72.8%	3,005.7	71.7%	2,594.0	71.4%
Gross profit	1,284.7	27.2%	1,188.4	28.3%	1,040.1	28.6%
Selling, general and administrative expenses	627.2	13.3%	598.9	14.3%	555.9	15.3%
Losses (gains) and other expenses, net	4.9	0.1%	9.2	0.2%	7.4	0.2%
Restructuring charges	1.5	—%	1.8	—%	10.8	0.3%
Loss from natural disasters, net of insurance recoveries	—	—%	—	—%	3.1	0.1%
Income from equity method investments	(5.1)	(0.1)%	(11.8)	(0.3)%	(15.6)	(0.4)%
Operating income	$656.2	13.9%	$590.3	14.1%	$478.5	13.2%
Loss from discontinued operations	—	—%	—	—%	(0.8)	—%
Net income	$497.1	10.5%	$464.0	11.1%	$356.3	9.8%

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021 - Consolidated Results

Net Sales

Net sales increased 13% in 2022 compared to 2021, driven by higher price of 10%, product mix of 2%, and 2% higher sales volume. Partially offsetting these increases was 1% due to unfavorable foreign currency.

Gross Profit

Gross profit margins for 2022 declined 110 basis points (“bps”) to 27.2% compared to 28.3% in 2021. Gross profit margin decreased 240 bps from higher commodity costs, 170 bps from higher component costs, 140 bps from other product costs including LIFO, 90 bps from factory inefficiencies, 80 bps from higher freight and distribution costs, and 60 bps from product mix. Partially offsetting these margin decreases were 650 bps from favorable price and 20 bps from lower product warranty costs.

Selling, General and Administrative Expenses

SG&A expenses increased by $28 million in 2022 compared to 2021. As a percentage of net sales, SG&A expenses decreased 100 bps from 14.3% to 13.3% in the same periods primarily due to lower discretionary expenditures.

Losses (Gains) and Other Expenses, Net

Losses (gains) and other expenses, net for 2022 and 2021 included the following (in millions):

	For the Years Ended December 31,
	2022	2021
Realized losses (gains) on settled future contracts	$0.1	$(1.2)
Foreign currency exchange gains	(1.3)	(2.2)
Loss (gain) on disposal of fixed assets	(1.0)	(0.2)
Other operating income	(1.0)	(1.5)
Net change in unrealized (gains) losses on unsettled futures contracts	0.4	—
Environmental liabilities and special litigation charges	7.5	9.6
Charges incurred related to COVID-19 pandemic	0.8	2.2
Other items, net	(0.6)	2.5
(Gains) losses and other expenses, net (pre-tax)	$4.9	$9.2

The net change in unrealized losses on unsettled futures contracts was due to changes in commodity prices relative to the unsettled futures contract prices. For more information on our derivatives, see Note 9 in the Notes to the Consolidated Financial Statements. Foreign currency exchange gains decreased in 2022 primarily due to changes in foreign exchange rates in our primary markets. Environmental liabilities and special legal contingency charges in 2022 relate to estimated remediation costs at some of our facilities and outstanding legal settlements including asbestos. Refer to Note 5 in the Notes to the Consolidated Financial Statements for more information on litigation, including the asbestos-related litigation, and the environmental liabilities. The charges incurred related to the COVID-19 pandemic related primarily to facility cleaning costs and sanitization supplies to ensure the health and safety of our employees.

Restructuring Charges

Restructuring charges were $1.5 million in 2022 compared to $1.8 million in 2021. Charges in 2022 were related to ongoing cost reduction actions taken in prior years. For more information on our restructuring activities, see Note 7 in the Notes to the Consolidated Financial Statements.

Goodwill

We performed a qualitative impairment analysis and noted no indicators of goodwill impairment for the year ended December 31, 2022. We did not record any goodwill impairments in 2022 or 2021. Refer to Note 9 in the Notes to the Consolidated Financial Statements for more information on goodwill.

Asset Impairments

We did not have any impairments of assets in 2022 or 2021.

Pension Settlement

We did not have significant pension buyout activity in 2022 and 2021. Refer to Note 10 in the Notes to the Consolidated Financial Statements for more information on pensions and employee benefit plans.

Income from Equity Method Investments

Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments was $5 million in 2022 compared to $12 million in 2021. The decrease is due to lower operating results at the investees due to higher material costs.

Interest Expense, net

Net interest expense of $39 million in 2022 increased from $25 million in 2021 primarily due to higher borrowing costs.

Income Taxes

The income tax provision was $119 million in 2022 compared to $96 million in 2021, and the effective tax rate was 19.3% in 2022 compared to 17.2% in 2021. The 2022 and 2021 effective tax rates differ from the statutory rate of 21% primarily due to foreign taxes. Refer to Note 12 in the Notes to the Consolidated Financial Statements for more information on income taxes.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021 - Results by Segment

Residential Heating & Cooling

The following table presents our Residential Heating & Cooling segment’s net sales and profit for 2022 and 2021 (dollars in millions):

	For the Years Ended December 31,
	2022	2021	Difference	% Change
Net sales	$3,198.3	$2,775.6	$422.7	15%
Profit	$596.9	$540.3	$56.6	10%
% of net sales	18.7%	19.5%
Residential Heating & Cooling net sales increased 15% in 2022 compared to 2021 due to an increase in price of 11%, an increase in sales volume of 4%, and 1% from product mix. Partially offsetting these increases was 1% from unfavorable foreign currency.

Segment profit in 2022 increased $57 million compared to 2021 due to $297 million from higher price, $33 million from higher sales volume, and $9 million from lower product warranty costs. Partially offsetting these increases were $85 million from higher commodity costs, $49 million from higher component costs, $47 million higher other product costs including LIFO, unfavorable product mix of $34 million, $33 million from higher freight and distribution charges, $20 million from higher SG&A costs, $7 million from factory inefficiencies, $5 million from unfavorable foreign currency, and $2 million from miscellaneous other items.

Commercial Heating & Cooling

The following table presents our Commercial Heating & Cooling segment’s net sales and profit for 2022 and 2021 (dollars in millions):

	For the Years Ended December 31,
	2022	2021	Difference	% Change
Net sales	$900.7	$864.8	$35.9	4%
Profit	$80.9	$110.9	$(30.0)	(27)%
% of net sales	9.0%	12.8%

Commercial Heating & Cooling net sales increased 4% in 2022 compared to 2021 due to an increase in price of 7% and 7% from product mix. Partially offsetting these increases were lower sales volume of 9% and unfavorable foreign currency of 1%.

Segment profit in 2022 decreased $30 million compared to 2021 due to $28 million from factory inefficiencies, $25 million from lower sales volume, $21 million from higher component costs, $20 million from higher other product costs including LIFO, $13 million from higher commodity costs, $8 million from higher SG&A costs, and $2 million from higher freight and distribution charges. Partially offsetting these decreases were $61 million from higher price, $24 million from favorable product mix, and $2 million from lower product warranty costs.

Refrigeration

The following table presents our Refrigeration segment’s net sales and profit for 2022 and 2021 (dollars in millions):

	For the Years Ended December 31,
	2022	2021	Difference	% Change
Net sales	$619.4	$553.7	$65.7	12%
Profit	$78.8	$49.1	$29.7	60%
% of net sales	12.7%	8.9%

Net sales increased 12% in 2022 compared to 2021 due to a 13% increase in price, 3% increase in sales volume, and 1% from product mix. Partially offsetting these increases was unfavorable foreign currency of 5%.

Segment profit in 2022 increased $30 million compared to 2021 due to $70 million from higher price, $7 million from favorable product mix, and $7 million from higher sales volume. Partially offsetting these increases were $17 million from higher commodity costs, $12 million from higher component costs, $12 million from higher SG&A, $7 million from factory inefficiencies, $4 million from higher freight and distribution costs, and $2 million from higher other product costs.

In November 2022, we announced the decision to explore strategic alternatives for our European commercial HVAC and refrigeration businesses. We will continue to invest in our Heatcraft Worldwide Refrigeration business which will become part of the Commercial Heating & Cooling segment beginning in 2023. The European portfolio will be presented with Corporate and Other beginning in 2023 until disposition. As we will manage the businesses in this manner beginning in 2023, we will present the financial results of the revised segments beginning in 2023. The European portfolio realized net sales of $234 million in 2022 and $230 million in 2021 and generated losses of $3 million and $5 million for 2022 and 2021, respectively.

Corporate and Other

Corporate and other expenses decreased by $6 million in 2022 compared to 2021 primarily due to lower incentive compensation costs.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020 - Consolidated Results

Net Sales

Net sales increased 15% in 2021 compared to 2020, driven by higher sales volumes of 11% and an improved combined price and mix of 4%. The increases in volume, price and mix were due to strong demand across all three of our business segments.

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

Losses (Gains) and Other Expenses, Net

Losses (gains) and other expenses, net for 2021 and 2020 included the following (in millions):

	For the Years Ended December 31,
	2021	2020
Realized (gains) losses on settled futures contracts	$(1.2)	$0.1
Foreign currency exchange gains	(2.2)	(3.6)
Gain on disposal of fixed assets	(0.2)	(0.2)
Other operating income	(1.5)	(2.2)
Net change in unrealized gains on unsettled futures contracts	—	(0.3)
Environmental liabilities and special litigation charges	9.6	5.3
Charges incurred related to COVID-19 pandemic	2.2	8.3
Other items, net	2.5	—
Losses (gains) and other expenses, net	$9.2	$7.4

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

Restructuring Charges

Restructuring charges were $1.8 million in 2021 compared to $10.8 million in 2020. Charges in 2021 were related to ongoing cost reduction actions taken in prior years. The charges in 2020 related primarily to several cost reduction actions taken in response to the economic impact of the COVID-19 pandemic on our business. These actions consisted of employee terminations for positions that were no longer needed to support the business, selective facility closures, and cancellations of certain sales and marketing activities. For more information on our restructuring activities, see Note 7 in the Notes to the Consolidated Financial Statements.

Goodwill

We performed a qualitative impairment analysis and noted no indicators of goodwill impairment for the year ended December 31, 2021. We did not record any goodwill impairments in 2021 or 2020. Refer to Note 9 in the Notes to the Consolidated Financial Statements for more information on goodwill.

Asset Impairments

We did not have any impairments of assets in 2021 or 2020.

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

In November 2022, we announced the decision to explore strategic alternatives for our European commercial HVAC and refrigeration businesses. We will continue to invest in our Heatcraft Worldwide Refrigeration business which will become part of the Commercial Heating & Cooling segment beginning in 2023 and the European portfolio will be presented with Corporate and Other beginning in 2023 until disposition. As we will manage the businesses in this manner beginning in 2023, we will present the financial results of the revised segments beginning in 2023. The European portfolio realized net sales of $230 million in 2021 and $214 million in 2020 and generated losses of $5 million for both 2021 and 2020.

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

Statement of Cash Flows

The following table summarizes our cash flow activity for the years ended December 31, 2022, 2021 and 2020 (in millions):

	2022	2021	2020
Net cash provided by operating activities	$302.3	$515.5	$612.4
Net cash used in investing activities	(103.0)	(106.4)	(79.7)
Net cash used in financing activities	$(174.1)	$(498.7)	$(441.8)

Net Cash Provided By Operating Activities - Net cash provided by operating activities activities decreased $214 million to $302 million in 2022 compared to $516 million in 2021. The decrease was primarily attributable to increases in working capital including a $249 million increase in inventory due to investments to replenish finished goods ahead of the minimum-

efficiency regulatory changes and in raw material to increase supply chain resiliency and a $112 million increase in accounts and notes receivable due to higher sales volume. Partially offsetting the increased working capital was an increase in net income.

Net Cash Used In Investing Activities - Net cash used in investing activities decreased $3 million from 2021 to 2022 primarily due to lower capital expenditures. Capital expenditures were $101 million, $107 million and $79 million in 2022, 2021 and 2020, respectively. Capital expenditures in 2022 were primarily related to the expansion of our manufacturing capacity including investments in our Commercial factory in Mexico, equipment, and investments in systems and software to support the overall enterprise.

Net Cash Used In Financing Activities - Net cash used in financing activities was $174 million in 2022 and $499 million in 2021. The decrease is primarily due to a decrease in share repurchases in 2022 which was partially offset by an increase in net borrowings and repayments on debt. During 2022 we repurchased $300 million of shares compared to $600 million of shares in 2021. We also returned $142 million to shareholders through dividend payments in 2022. For additional information on share repurchases, refer to Note 6 in the Notes to the Consolidated Financial Statements.

Debt Position

The following table details our lines of credit and financing arrangements as of December 31, 2022 (in millions):

Outstanding Borrowings
Current maturities of long-term debt:
Asset securitization program (1)	$350.0
Finance lease obligations	11.2
Senior unsecured notes	350.0
Debt issuance costs	(0.6)
Total current maturities of long-term debt	$710.6
Long-term debt:
Finance lease obligations	28.3
Credit agreement (2)	192.0
Senior unsecured notes	600.0
Debt issuance costs	(6.1)
Total long-term debt	814.2
Total debt	$1,524.8

(1)The maximum securitization amount ranges from $300.0 million to $450.0 million, depending on the period. The maximum capacity of the Asset Securitization Program (“ASP”) is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP. Refer to Note 13 in the Notes to the Consolidated Financial Statements for more details.
(2)The total capacity on the facility is $750.0 million. The amount available future borrowings on our Credit Agreement is $556 million after being reduced by the outstanding borrowings and $2 million in outstanding standby letters of credit as of December 31, 2022.

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

The Credit Agreement is guaranteed by certain of our subsidiaries and contains customary covenants applicable to us and our subsidiaries including limitations on indebtedness, liens, dividends, stock repurchases, mergers and sales of all or substantially all of its assets. In addition, the Credit Agreement contains a financial covenant requiring us to maintain, as of the last day of each fiscal quarter for the four prior fiscal quarters, a Total Net Leverage Ratio of no more than 3.50 to 1.00 (or, at our election, on up to two occasions following a material acquisition, 4.00 to 1.00). The Credit Agreement is subject to customary events of default, including non-payment of principal or other amounts under the Credit Agreement, material inaccuracy of representations and warranties, breach of covenants, cross-default to other indebtedness in excess of $75 million, judgements in excess of $75 million, certain voluntary and involuntary bankruptcy events, and the occurrence of a change of control. As of December 31, 2022, we believe we were in compliance with all covenant requirements.

Financial Leverage

We periodically review our capital structure, including our primary bank facility, to ensure the appropriate levels of liquidity and leverage and to take advantage of favorable interest rate environments or other market conditions. We consider various other financing alternatives and may, from time to time, access the capital markets.

We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our Share Repurchase Plans. Our book value of debt-to-total-capital ratio decreased to 115% at December 31, 2022 compared to 128% at December 31, 2021.

As of December 31, 2022, our senior credit ratings were Baa2 with a stable outlook, and BBB with a stable outlook, by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Rating Group (“S&P”), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody’s and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $53 million, future cash generated from operations and available future borrowings are sufficient to fund our operations, planned capital expenditures, future contractual obligations, share repurchases, anticipated dividends and other needs in the foreseeable future. Included in our cash and cash equivalents as of December 31, 2022 was $23 million of cash held in foreign locations, although that amount can fluctuate significantly depending on the timing of cash receipts and payments. Our cash and cash equivalents held in foreign locations is generally available for use in our U.S. operations and could be subject to foreign withholding taxes and U.S. state taxes.

No contributions are required to be made to our U.S. defined benefit plans in 2023. We made $22.5 million in total contributions to pension plans in 2022.

Dividend payments were $142 million in 2022 compared to $127 million in 2021. On May 19, 2022, our Board of Directors approved a 15% increase in our quarterly dividend on common stock from $0.92 to $1.06 per share effective with the July 2022 dividend payment.

We also continued to increase shareholder value through our Share Repurchase Plans. We returned $300 million to our investors through share repurchases in 2022. Our Board of Directors authorized an incremental $1.0 billion of share repurchases in July 2021, and we had $546 million of repurchases available under the Share Repurchase Plans at December 31, 2022. We expect to repurchase $200 million of shares in 2023.

We expect capital expenditures of approximately $250 million in 2023.

Financial Covenants related to our Debt

Our Credit Agreement is guaranteed by certain of our subsidiaries and contains a financial covenant relating to leverage. Other covenants contained in the our Credit Agreement restrict, among other things, certain mergers, asset dispositions, guarantees, debt, liens, and affiliate transactions. The financial covenant requires us to maintain a defined Consolidated Indebtedness to Adjusted EBITDA Ratio of no greater than 3.5 : 1.0.

Our Credit Agreement contains customary events of default. These events of default include nonpayment of principal or other amounts, material inaccuracy of representations and warranties, breach of covenants, default on certain other indebtedness or receivables securitizations (cross default), certain voluntary and involuntary bankruptcy events and the occurrence of a change in control. A cross default under our credit facility could occur if:

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

Each of our major debt agreements contains provisions by which a default under one agreement causes a default in the others (a cross default). If a cross default under our Credit Agreement, our senior unsecured notes, or our ASP were to occur, it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment.

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

In the event of a credit rating downgrade below investment grade resulting from a change of control, holders of our senior unsecured notes will have the right to require us to repurchase all or a portion of the senior unsecured notes at a repurchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any. The notes are guaranteed, on a senior unsecured basis, by each of our subsidiaries that guarantee payment by us of any indebtedness under our Credit Agreement. The indenture governing the notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; enter into certain mergers, consolidations and transfers of substantially all of our assets; and transfer certain properties. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date.

As of December 31, 2022, we believe we were in compliance with all covenant requirements. Delaware law limits the ability to pay dividends to surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, stock repurchases can only be made out of surplus and only if our capital would not be impaired.

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

Contractual Obligations

Contractual obligations arise in the normal course of business and include debt and related interest payments, leases, purchase obligations, pension and post-retirement benefits and warranty liabilities. For additional information regarding our contractual obligations, see Note 5 of the Notes to the Consolidated Financial Statements. See Note 10 of the Notes to the Consolidated Financial Statements for more information on our pension and post-retirement benefits obligations. See Note 13 of the Notes to the Consolidated Financial Statements for more information on our debt obligations.

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

Where available, the fair values were based upon quoted prices in active markets. However, if quoted prices were not available, then the fair values were based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities without observable market activity, if any, the fair values were based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. Valuation adjustments to reflect either party’s creditworthiness and ability to pay were incorporated into our valuations, where appropriate, as of December 31, 2022 and 2021, the measurement dates. See Note 16 of the Notes to the Consolidated Financial Statements for more information on the assets and liabilities measured at fair value.

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

Notional amount (pounds of aluminum and copper)	56.6
Carrying amount and fair value of net asset	$(7.5)
Change in fair value from 10% change in forward prices	$10.1

Refer to Note 9 of the Notes to the Consolidated Financial Statements for additional information regarding our commodity futures contracts.

Interest Rate Risk

Our results of operations can be affected by changes in interest rates due to variable rates of interest on our debt facilities, cash, cash equivalents and short-term investments. A 10% adverse movement in the levels of interest rates across the entire yield curve would have resulted in an increase to pre-tax interest expense of approximately $1.7 million, $0.4 million and $1.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

From time to time, we may use an interest rate swap hedging strategy to eliminate the variability of cash flows in a portion of our interest payments. This strategy, when employed, allows us to fix a portion of our interest payments while also taking advantage of historically low interest rates. As of December 31, 2022 and 2021, no interest rate swaps were in effect.

Foreign Currency Exchange Rate Risk

Our results of operations are affected by changes in foreign currency exchange rates. Net sales and expenses in foreign currencies are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. Our primary exposure to foreign currencies are the Canadian dollar, Mexican Peso, and the Euro. During 2022, 2021 and 2020, net sales from outside the U.S. represented 11.4%, 13.1% and 13.0%, respectively, of our total net sales. For the years ended December 31, 2022, 2021, and 2020, foreign currency transaction gains and losses did not have a material impact to our results of operations. A 10% change in foreign exchange rates would have had an estimated $3.5 million, $2.7 million and $0.6 million impact to net income for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management concluded that as of December 31, 2022, the Company’s internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements, has issued an audit report including an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022, a copy of which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Lennox International Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Lennox International Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and Schedule II – Valuation and Qualifying Accounts and Reserves (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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
Evaluation of the product warranty liability
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company provides a product warranty for certain of its products with the warranty period generally ranging from one to 20 years. The product warranty liability is estimated by product category based on the estimated future costs to repair or replace the products under warranty. The Company’s product warranty liability was $142.7 million as of December 31, 2022.
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
February 21, 2023

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares and par values)

	As of December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$52.6	$31.0
Short-term investments	8.5	5.5
Accounts and notes receivable, net of allowances of $15.5 and $10.7 in 2022 and 2021, respectively	608.5	508.3
Inventories, net	753.0	510.9
Other assets	73.9	119.7
Total current assets	1,496.5	1,175.4
Property, plant and equipment, net of accumulated depreciation of $920.8 and $888.8 in 2022 and 2021, respectively	548.9	515.1
Right-of-use assets from operating leases	219.9	196.1
Goodwill	186.3	186.6
Deferred income taxes	27.5	11.3
Other assets, net	88.5	87.4
Total assets	$2,567.6	$2,171.9
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt	710.6	11.3
Current operating lease liabilities	63.3	54.8
Accounts payable	427.3	402.1
Accrued expenses	376.9	358.9
Income taxes payable	17.6	—
Total current liabilities	1,595.7	827.1
Long-term debt	814.2	1,226.5
Long-term operating lease liabilities	161.8	145.0
Pensions	40.1	83.3
Other liabilities	158.9	159.0
Total liabilities	2,770.7	2,440.9
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,155.2	1,133.7
Retained earnings	3,070.6	2,719.3
Accumulated other comprehensive loss	(90.6)	(88.1)
Treasury stock, at cost, 51,700,260 shares and 50,536,125 shares for 2022 and 2021, respectively	(4,339.2)	(4,034.8)
Total stockholders' deficit	(203.1)	(269.0)
Total liabilities and stockholders' deficit	$2,567.6	$2,171.9

The accompanying notes are an integral part of these Consolidated Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	For the Years Ended December 31,
	2022	2021	2020
Net sales	$4,718.4	$4,194.1	$3,634.1
Cost of goods sold	3,433.7	3,005.7	2,594.0
Gross profit	1,284.7	1,188.4	1,040.1
Operating expenses:
Selling, general and administrative expenses	627.2	598.9	555.9
Losses (gains) and other expenses, net	4.9	9.2	7.4
Restructuring charges	1.5	1.8	10.8
Loss from natural disasters, net of insurance recoveries	—	—	3.1
Income from equity method investments	(5.1)	(11.8)	(15.6)
Operating income	656.2	590.3	478.5
Pension settlements	(0.2)	1.2	0.6
Interest expense, net	38.7	25.0	28.3
Other expense (income), net	1.9	4.0	4.4
Income from continuing operations before income taxes	615.8	560.1	445.2
Provision for income taxes	118.7	96.1	88.1
Income from continuing operations	497.1	464.0	357.1
Discontinued operations:
Loss from discontinued operations before income taxes	—	—	(1.5)
Income tax benefit	—	—	(0.7)
Loss from discontinued operations	—	—	(0.8)
Net income	$497.1	$464.0	$356.3

Earnings per share – Basic:
Income from continuing operations	$13.92	$12.47	$9.32
Loss from discontinued operations	—	—	(0.02)
Net income	$13.92	$12.47	$9.30

Earnings per share – Diluted:
Income from continuing operations	$13.88	$12.39	$9.26
Loss from discontinued operations	—	—	(0.02)
Net income	$13.88	$12.39	$9.24

Weighted Average Number of Shares Outstanding - Basic	35.7	37.2	38.3
Weighted Average Number of Shares Outstanding - Diluted	35.8	37.5	38.6

The accompanying notes are an integral part of these Consolidated Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)

	For the Years Ended December 31,
	2022	2021	2020
Net income	$497.1	$464.0	$356.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(10.2)	(7.3)	0.8
Net change in pension and post-retirement benefit liabilities	20.4	11.8	(8.7)
Net change in fair value of cash flow hedges	(9.9)	29.8	7.0
Reclassification of pension and post-retirement benefit losses into earnings	5.4	7.9	5.9
Pension settlements	(0.2)	1.2	0.6
Share of equity method investments other comprehensive income	0.7	—	(1.2)
Reclassification of cash flow hedge (gains) losses into earnings	(9.7)	(26.9)	3.7
Other comprehensive (income) loss before taxes	$(3.5)	$16.5	$8.1
Tax benefit (expense)	1.0	(7.4)	(1.5)
Other comprehensive (loss) income, net of tax	(2.5)	9.1	6.6
Comprehensive income	$494.6	$473.1	$362.9

The accompanying notes are an integral part of these Consolidated Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2022, 2021 and 2020
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders’ Deficit
					Shares	Amount
Balance as of December 31, 2019	0.9	1,093.5	2,148.7	(103.8)	48.6	(3,309.5)	(170.2)
Cumulative effect adjustment upon adoption of new accounting standard (ASU 2016-13)	—	0	(1.3)	0	0	0	(1.3)
Net income	—	—	356.3	—	—	—	356.3
Dividends, $3.08 per share	—	—	(117.9)	—	—	—	(117.9)
Foreign currency translation adjustments	—	—	—	0.8	—	—	0.8
Pension and post-retirement liability changes, net of tax expense of $1.0	—	—	—	(1.2)	—	—	(1.2)
Share of equity method investments other comprehensive income	—	—	—	(1.2)	—	—	(1.2)
Stock-based compensation expense	—	24.3	—	—	—	—	24.3
Change in cash flow hedges, net of tax expense of $2.5	—	—	—	8.2	—	—	8.2
Treasury shares reissued for common stock	—	(4.6)	—	—	(0.3)	7.6	3.0
Treasury stock purchases	—	—	—	—	0.5	(117.9)	(117.9)
Balance as of December 31, 2020	0.9	1,113.2	2,385.8	(97.2)	48.8	(3,419.8)	(17.1)
Net income	—	—	464.0	—	—	—	464.0
Dividends, $3.53 per share	—	—	(130.5)	—	—	—	(130.5)
Foreign currency translation adjustments	—	—	—	(7.3)	—	—	(7.3)
Pension and post-retirement liability changes, net of tax expense of $7.0	—	—	—	13.9	—	—	13.9
Stock-based compensation expense	—	24.3	—	—	—	—	24.3
Change in cash flow hedges, net of tax expense of $0.4	—	—	—	2.5	—	—	2.5
Treasury shares reissued for common stock	—	(3.8)	—	—	(0.2)	7.1	3.3
Treasury stock purchases	—	—	—	—	1.9	(622.1)	(622.1)
Balance as of December 31, 2021	0.9	1,133.7	2,719.3	(88.1)	50.5	(4,034.8)	(269.0)
Net income	—	—	497.1	—	—	—	497.1
Dividends, $4.10 per share	—	—	(145.8)	—	—	—	(145.8)
Foreign currency translation adjustments	—	—	—	(10.2)	—	—	(10.2)
Pension and post-retirement liability changes, net of tax expense of $3.0	—	—	—	22.6	—	—	22.6
Share of equity method investments other comprehensive income	—	—	—	0.7	—	—	0.7
Stock-based compensation expense	—	21.8	—	—	—	—	21.8
Change in cash flow hedges, net of tax benefit of $4.0	—	—	—	(15.6)	—	—	(15.6)
Treasury shares reissued for common stock	—	(0.3)	—	—	(0.1)	3.9	3.6
Treasury stock purchases	—	—	—	—	1.3	(308.3)	(308.3)
Balance as of December 31, 2022	0.9	1,155.2	3,070.6	(90.6)	51.7	(4,339.2)	(203.1)
The accompanying notes are an integral part of these Consolidated Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022, 2021 and 2020
(In millions)

	2022	2021	2020
Cash flows from operating activities:
Net income	$497.1	$464.0	$356.3
Adjustments to reconcile net income to net cash provided by operating activities:
Income from equity method investments	(5.1)	(11.8)	(15.6)
Dividends from affiliates	1.7	9.1	12.3
Restructuring charges, net of cash paid	1.0	1.1	3.4
Provision for credit losses	6.9	4.9	8.1
Unrealized losses (gains), net on derivative contracts	1.7	(0.6)	0.3
Stock-based compensation expense	21.8	24.3	24.3
Depreciation and amortization	77.9	72.4	72.6
Deferred income taxes	(15.2)	(5.4)	7.2
Pension expense	6.0	11.3	10.5
Pension contributions	(22.5)	(1.5)	(3.3)
Other items, net	(1.1)	0.3	0.2
Changes in assets and liabilities:
Accounts and notes receivable	(112.4)	(68.8)	26.5
Inventories	(249.3)	(71.0)	110.3
Other current assets	(7.3)	(19.2)	5.3
Accounts payable	28.2	55.2	(31.7)
Accrued expenses	13.7	64.2	35.4
Income taxes payable and receivable, net	56.4	(26.5)	(5.7)
Leases, net	1.7	0.2	2.1
Other, net	1.1	13.3	(6.1)
Net cash provided by operating activities	302.3	515.5	612.4
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	1.6	0.9	1.0
Purchases of property, plant and equipment	(101.1)	(106.8)	(78.5)
Purchases of short-term investments, net	(3.5)	(0.5)	(2.2)
Net cash used in investing activities	(103.0)	(106.4)	(79.7)
Cash flows from financing activities:
Short-term debt payments	—	—	(4.6)
Short-term debt borrowings	—	—	4.6
Asset securitization borrowings	407.0	627.0	91.0
Asset securitization payments	(307.0)	(377.0)	(376.0)
Long-term debt payments	(12.9)	(12.3)	(10.8)
Long-term debt borrowings	—	—	600.0
Borrowings from credit facility	2,537.5	1,162.5	1,576.0
Payments on credit facility	(2,352.0)	(1,156.0)	(2,081.5)
Payments of deferred financing costs	—	2.4	(7.5)
Proceeds from employee stock purchases	3.6	3.3	3.0
Repurchases of common stock	(300.0)	(600.0)	(100.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(8.3)	(22.1)	(17.9)
Cash dividends paid	(142.0)	(126.5)	(118.1)
Net cash used in financing activities	(174.1)	(498.7)	(441.8)
Increase (decrease) in cash and cash equivalents	25.2	(89.6)	90.9
Effect of exchange rates on cash and cash equivalents	(3.6)	(3.3)	(4.3)
Cash and cash equivalents, beginning of year	31.0	123.9	37.3
Cash and cash equivalents, end of year	$52.6	$31.0	$123.9

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$35.4	$23.8	$25.3
Income taxes paid (net of refunds)	$77.2	$128.5	$90.3
Insurance recoveries received	$—	$6.6	$—
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

Inventories

Inventory costs include material, labor, and capitalized overhead. Inventories of $465.5 million and $302.2 million as of December 31, 2022 and 2021, respectively, were valued at the lower of cost or net realizable value using the last-in, first-out (“LIFO”) cost method. The remainder of inventory is valued at the lower of cost or net realizable value with cost determined primarily using either the first-in, first-out (“FIFO”) or average cost methods.

We elected to use the LIFO cost method for our domestic manufacturing companies in 1974 and continued to elect the LIFO cost method for new operations through the late 1980s. The types of inventory costs that use LIFO include raw materials, purchased components, work-in-process, repair parts and finished goods. Since the late 1990s, we have adopted the FIFO cost method for all new domestic manufacturing operations (primarily acquisitions). Our operating entities with a previous LIFO election continue to use the LIFO cost method. We use the FIFO cost method for our foreign-based manufacturing facilities. See Note 9 for more information on our inventories.

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
We periodically review long-lived assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. To assess recoverability, we compare the estimated expected future undiscounted cash flows identified with each long-lived asset or related asset group to the carrying amount of such assets. If the expected future cash flows do not exceed the carrying value of the asset or assets being reviewed, an impairment loss is recognized based on the excess of the carrying amount of the impaired assets over their fair value. See Note 9 for additional information on our property, plant and equipment.

Goodwill

Goodwill represents the excess of cost over fair value of assets from acquired businesses. Goodwill is not amortized, but is reviewed for impairment annually during the third quarter and whenever events or changes in circumstances indicate the asset may be impaired. See Note 9 for additional information on our goodwill.

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

Product Warranties

For some of our heating, ventilation and air conditioning (“HVAC”) products, we provide warranty terms ranging from one to 20 years to customers for certain components such as compressors or heat exchangers. For select products, we also provide limited lifetime warranties. A liability for estimated warranty expense is recorded in cost of goods sold on the date that revenue is recognized. Our estimates of future warranty costs are determined by product category. The number of units we expect to repair or replace is determined by applying an estimated failure rate, which is generally based on historical experience, to the number of units that were sold and are still under warranty. In most cases, the estimated units to be repaired under warranty are multiplied by the estimated cost of replacement parts to determine the estimated future warranty cost. We do not discount product warranty liabilities as the amounts are not fixed and the timing of future cash payments is neither fixed nor reliably determinable. We also provide for specifically-identified warranty obligations. Estimated future warranty costs are subject to adjustment depending on changes in actual failure rate and cost experience. Subsequent costs incurred for warranty claims serve to reduce the accrued product warranty liability. See Note 5 for more information on our estimated future warranty costs.

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
The benefit plan assets and liabilities reflect assumptions about the long-range performance of our benefit plans. Should actual results differ from management’s estimates, revisions to the benefit plan assets and liabilities would be required. See Note 10 for information regarding those estimates and additional disclosures on pension and post-retirement medical benefits.

Self-Insurance
Self-insurance expense and liabilities were actuarially determined based primarily on our historical claims information, industry factors, and trends. The self-insurance liabilities as of December 31, 2022 represent the best estimate of the future payments to be made on reported and unreported losses for 2022 and prior years. The amounts and timing of payments for claims reserved may vary depending on various factors, including the development and ultimate settlement of reported and unreported claims. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liabilities may change. See Note 5 for additional information on our self-insured risks and liabilities.

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

Leases

We lease certain real and personal property under non-cancelable leases including real estate, IT equipment, fleet vehicles and manufacturing and distribution equipment. At inception of the lease, we determine a lease exists if the contract conveys the right to control an identified asset for a period of time in exchange for consideration. Control is considered to exist when the lessee has the right to obtain substantially all the economic benefits from the use of an identified asset as well as the right to direct the use of the asset. If a contract is considered to be a lease, we recognize a lease liability based on the present value of the future minimum lease payments and a right-of-use asset. For contracts that are 12 months or less, we do not to recognize a right-of-use asset or liability. We do not separate non-lease components from the lease components to which they relate and account for the combined lease and non-lease components as a single lease component.

Income Taxes

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Unrecognized tax benefits are accounted for as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740. See Note 12 for more information related to income taxes.

Revenue Recognition

Our revenue recognition practices for the sale of goods depend upon the shipping terms for each transaction. Shipping terms are primarily FOB Shipping Point and, therefore, revenue is recognized for these transactions when products are shipped to customers and title and control passes. Certain customers in our smaller operations, primarily outside of North America, have shipping terms where risks and rewards of ownership do not transfer until the product is delivered to the customer. For these transactions, revenue is recognized on the date that the product is received and accepted by such customers. We experience returns for miscellaneous reasons and record a reserve for these returns at the time we recognize revenue based on historical experience. Our historical rates of return are insignificant as a percentage of sales. We also recognize revenue net of sales taxes. We have elected to recognize the revenue and cost for freight and shipping when control over the sale of goods passes to our customers. See Note 8 for more information on our revenue recognition practices.

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

Use of Estimates

The preparation of financial statements requires us to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue and expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible assets and other long-lived assets, contingencies, product warranties, and assumptions used in the calculation of income taxes, pension and post-retirement medical benefits, and stock-based compensation among others. These estimates and assumptions are based on our best estimates and judgment.

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

(1) In November 2022, we announced the decision to explore strategic alternatives for our European commercial HVAC and refrigeration businesses. We will continue to invest in our Heatcraft Worldwide Refrigeration business which will become part of the Commercial Heating & Cooling segment beginning in 2023 and the European portfolio will be presented with Corporate and Other beginning in 2023 until disposition. As we will manage the businesses in this manner beginning in 2023, we will present the financial results of the revised segments beginning in 2023.

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

Net sales and segment profit (loss) by segment, along with a reconciliation of segment profit (loss) to Operating income, are shown below (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Net Sales (1)
Residential Heating & Cooling	$3,198.3	$2,775.6	$2,361.5
Commercial Heating & Cooling	900.7	864.8	800.9
Refrigeration	619.4	553.7	471.7
	$4,718.4	$4,194.1	$3,634.1
Segment profit (loss) (2)
Residential Heating & Cooling	$596.9	$540.3	$428.5
Commercial Heating & Cooling	80.9	110.9	136.9
Refrigeration	78.8	49.1	32.8
Corporate and other	(90.8)	(96.4)	(91.5)
Total segment profit	665.8	603.9	506.7
Reconciliation to Operating income:
Special product quality adjustments	—	(2.5)	1.0
Loss from natural disasters, net of insurance recoveries	—	—	3.1
Items in Losses (gains) and other expenses, net that are excluded from segment profit (loss) (2)	8.1	14.3	13.3
Restructuring charges	1.5	1.8	10.8
Operating income	$656.2	$590.3	$478.5

(1) On a consolidated basis, no revenue from transactions with a single customer were 10% or greater of our consolidated net sales for any of the periods presented.

(2) We define segment profit (loss) as a segment’s operating income included in the accompanying Consolidated Statements of Operations, excluding:
•The following items in (Gains) losses and other expenses, net:
◦Net change in unrealized (gains) losses on unsettled futures contracts,
◦Environmental liabilities and special litigation charges,
◦Charges incurred related to COVID-19 pandemic, and
◦Other items, net,
•Special product quality adjustments
•Loss from natural disasters, net of insurance recoveries
•Restructuring charges, and

Total assets by segment are shown below (in millions):

	As of December 31,
	2022	2021	2020
Total Assets:
Residential Heating & Cooling	$1,456.4	$1,149.7	$1,034.6
Commercial Heating & Cooling	456.4	366.2	366.5
Refrigeration	443.6	426.6	387.9
Corporate and other	211.2	229.4	243.5
Total assets	$2,567.6	$2,171.9	$2,032.5

The assets in the Corporate and other segment primarily consist of cash, short-term investments and deferred tax assets. Assets recorded in the operating segments represent those assets directly associated with those segments.

Total capital expenditures by segment are shown below (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Capital Expenditures:
Residential Heating & Cooling	$42.4	$70.0	$44.0
Commercial Heating & Cooling	21.5	4.3	5.9
Refrigeration	11.2	11.5	9.2
Corporate and other	26.0	21.0	19.4
Total capital expenditures	$101.1	$106.8	$78.5

Depreciation and amortization expenses by segment are shown below (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Depreciation and Amortization:
Residential Heating & Cooling	$31.5	$27.6	$28.5
Commercial Heating & Cooling	12.9	13.2	13.5
Refrigeration	9.1	7.8	7.8
Corporate and other	24.4	23.8	22.8
Total depreciation and amortization	$77.9	$72.4	$72.6

The equity method investments are shown below (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Income from Equity Method Investments:
Residential Heating & Cooling	$0.9	$6.9	$11.4
Commercial Heating & Cooling	0.2	1.2	2.3
Refrigeration	4.0	3.7	1.9
Total income from equity method investments	$5.1	$11.8	$15.6

Geographic Information

Property, plant and equipment, net for each major geographic area in which we operate, based on the domicile of our operations, are shown below (in millions):

	As of December 31,
	2022	2021	2020
Property, Plant and Equipment, net:
United States	$408.8	$381.0	$352.9
Mexico	110.9	102.7	79.2
Canada	2.1	2.1	2.2
Other international	27.1	29.3	30.0
Total Property, plant and equipment, net	$548.9	$515.1	$464.3

4. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share for Income from continuing operations were as follows (in millions, except per share data):

	For the Years Ended December 31,
	2022	2021	2020
Net income	$497.1	$464.0	$356.3
Add: Loss from discontinued operations	—	—	0.8
Income from continuing operations	$497.1	$464.0	$357.1

Weighted-average shares outstanding – basic	35.7	37.2	38.3
Add: Potential effect of diluted securities attributable to stock-based payments	0.1	0.3	0.3
Weighted-average shares outstanding – diluted	35.8	37.5	38.6

Earnings per share - Basic:
Income from continuing operations	$13.92	$12.47	$9.32
Loss from discontinued operations	—	—	(0.02)
Net income	$13.92	$12.47	$9.30

Earnings per share - Diluted:
Income from continuing operations	$13.88	$12.39	$9.26
Loss from discontinued operations	—	—	(0.02)
Net income	$13.88	$12.39	$9.24
There were 0.3 million securities in 2022 that were outstanding but not included in the diluted earnings per share calculation as the assumed exercise of such rights would have been anti-dilutive.

5. Commitments and Contingencies:

Leases
We lease certain real and personal property under non-cancelable leases. Approximately 81% of our right-of-use assets and lease liabilities relate to our leases of real estate with the remaining amounts relating to our leases of IT equipment, fleet vehicles and manufacturing and distribution equipment.

The components of lease expense were as follows (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$13.2	$11.9	$10.3
Interest on lease liabilities	0.7	0.5	0.7
Operating lease cost	67.7	62.2	62.7
Short-term lease cost	5.0	3.8	4.0
Variable lease cost	24.5	21.6	20.3
Total lease cost	$111.1	$100.0	$98.0

Other information
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from operating leases	$66.0	$61.8	$61.6
Financing cash flows from finance leases	$13.6	$12.3	$10.8
Right-of-use assets obtained in exchange for new finance lease liabilities	$14.4	$14.6	$15.4
Right-of-use assets obtained in exchange for new operating lease liabilities	$98.8	$61.8	$67.6

	As of December 31,
	2022	2021
Finance lease right-of-use assets(1)	$33.3	$34.5
Operating lease right-of-use assets	$219.9	$196.1
Finance lease liability, current(2)	$11.2	$11.3
Finance lease liability, non-current(3)	$28.3	$29.0
Operating lease liability, current	$63.3	$54.8
Operating lease liability, non-current	$161.8	$145.0
Weighted-average remaining lease term - finance leases	3.6 years	3.9 years
Weighted-average remaining lease term - operating leases	5.1 years	4.5 years
Weighted-average discount rate - finance leases	1.92%	1.14%
Weighted-average discount rate – operating leases	3.44%	2.62%
(1) Recorded in Property, plant and equipments in Consolidated Balance Sheet
(2) Recorded in Current maturities of long-term debt in Consolidated Balance Sheet
(3) Recorded in Long-term debt in Consolidated Balance Sheet

Future annual minimum lease payments and finance lease commitments as of December 31, 2022 were as follows (in millions):

	Operating Leases	Finance Leases
2023	$70.0	$11.6
2024	53.2	8.4
2025	36.9	5.8
2026	29.0	2.5
2027	18.9	0.3
Thereafter	40.1	11.7
Total minimum lease payments	$248.1	$40.3
Less imputed interest	(23.0)	(0.8)
Present value of minimum payments	$225.1	$39.5

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

Our obligations under the Lake Park Renewal are secured by a pledge of our interest in the leased property. The Lake Park Renewal contains customary lease covenants and events of default as well as events of default if (i) indebtedness of $75 million or more is not paid when due, (ii) there is a change of control or (iii) we fail to comply with certain covenants incorporated from our existing Credit Agreement. We believe we were in compliance with these financial covenants as of December 31, 2022.

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

Total product warranty liabilities are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2022	2021
Accrued expenses	$41.3	$37.2
Other liabilities	101.4	97.0
Total product warranty liabilities	$142.7	$134.2

The changes in product warranty liabilities related to continuing operations for the years ended December 31, 2022 and 2021 were as follows (in millions):

Total warranty liability as of December 31, 2020	$119.8
Payments made in 2021	(31.6)
Changes resulting from issuance of new warranties	43.6
Changes in estimates associated with pre-existing liabilities	2.7
Changes in foreign currency translation rates and other	(0.3)
Total warranty liability as of December 31, 2021	$134.2
Payments made in 2022	(36.3)
Changes resulting from issuance of new warranties	50.5
Changes in estimates associated with pre-existing liabilities	(4.7)
Changes in foreign currency translation rates and other	(1.0)
Total warranty liability as of December 31, 2022	$142.7

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

Total self-insurance liabilities were included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2022	2021
Accrued expenses	$3.0	$3.2
Other liabilities	14.6	15.7
Total self-insurance liabilities	$17.6	$18.9

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

6. Stock Repurchases:

Our Board of Directors have authorized a total of $4 billion to repurchase shares of our common stock (collectively referred to as the “Share Repurchase Plans”), including a $1.0 billion share repurchase authorization in July 2021. The Share Repurchase Plans allow us to repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The Share Repurchase Plans do not require the repurchase of a specific number of shares and may be terminated at any time. As of December 31, 2022, $546 million of shares is available to repurchase shares under the Share Repurchase Plans.

We entered into multiple Fixed Dollar Accelerated Share Repurchase Transactions (the "ASR Agreements") to effect an accelerated stock buybacks of the Company's common stock in 2022. Under the ASR Agreements, we paid banks $300.0 million and the banks delivered to us common stock representing approximately 86% of the shares expected to be purchased under the ASR Agreement. After the ASR Agreements were completed, the banks delivered the remaining shares under the arrangement. The banks delivered a total of 1.3 million shares of common stock repurchased under this ASR Agreement.

We also repurchased less than 0.1 million shares for $8.3 million, 0.1 million shares for $22.1 million, and 0.1 million shares for $17.9 million for the years ended December 31, 2022, 2021, and 2020, respectively, from employees who tendered their shares to satisfy minimum tax withholding obligation upon the vesting of stock-based compensation awards.

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

We recorded $1.5 million of restructuring charges in 2022, $1.8 million 2021, and $10.8 million in 2020 from actions initiated in prior years including the economic impact of COVID-19. There is not expected to be a material amount of costs expected to be incurred from existing restructuring actions in future periods.

Restructuring accruals are included in Accrued expenses in the accompanying Consolidated Balance Sheets.

8. Revenue Recognition:

The following table disaggregates our revenue by business segment by geography to provide information as to the major sources of revenue. See Note 3 for additional description of our reportable business segments and the products and services being sold in each segment.

	For the Year Ended December 31, 2022
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$2,957.1	$837.7	$385.7	$4,180.5
Canada	241.2	62.4	—	303.6
International	—	0.6	233.7	234.3
Total	$3,198.3	$900.7	$619.4	$4,718.4

	For the Year Ended December 31, 2021
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$2,532.4	$790.1	$324.0	$3,646.5
Canada	243.2	73.1	—	316.3
International	—	1.6	229.7	231.3
Total	$2,775.6	$864.8	$553.7	$4,194.1

	For the Year Ended December 31, 2020
Primary Geographic Markets	Residential Heating & Cooling	Commercial Heating & Cooling	Refrigeration	Consolidated
United States	$2,181.8	$721.1	$257.9	$3,160.8
Canada	179.7	77.6	—	257.3
International	—	2.2	213.8	216.0
Total	$2,361.5	$800.9	$471.7	$3,634.1

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

Residential Heating & Cooling - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox stores or to independent distributors. For the years ended December 31, 2022, 2021 and 2020, direct sales represented 70%, 73% and 75% of revenues, respectively, and sales to independent distributors represented the remainder. Given the nature of our business, customer product orders are fulfilled at a point in time and not over a period of time.

Commercial Heating & Cooling - In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. These products are distributed primarily through commercial contractors and directly to national account customers in the planned replacement, emergency replacement and new construction markets. Revenue for the products sold is recognized at a point in time when control transfers to the customer, which is generally at time of shipment. Lennox National Account Services provides installation, service and preventive maintenance for HVAC national account customers in the United States and Canada. Revenue related to service contracts is recognized as the services are performed under the contract based on the relative fair value of the services provided. For the years ended December 31, 2022, 2021 and 2020, equipment sales represented 82%, 82% and 85% of revenues, respectively, and the remainder of our revenue was generated from our service business.

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

Net contract assets (liabilities) consisted of the following:

	December 31, 2022	December 31, 2021
Contract liabilities - current	(9.6)	(10.2)
Contract liabilities - noncurrent	(6.4)	(5.5)
Total	$(16.0)	$(15.7)

For the years ended December 31, 2022, 2021, and 2020 we recognized revenue of $10.1 million, $3.6 million and $7.2 million related to our contract liabilities at January 1, 2022, 2021 and 2020, respectively. Impairment losses recognized in our receivables and contract assets were de minimis in 2022, 2021 and 2020.

9. Other Financial Statement Details:

Inventories
The components of inventories are as follows (in millions):

	As of December 31,
	2022	2021
Finished goods	$534.6	$310.8
Work in process	8.9	12.4
Raw materials and parts	328.7	262.1
Total	872.2	585.3
Excess of current cost over last-in, first-out cost	(119.2)	(74.4)
Total inventories, net	$753.0	$510.9

The Company recorded a pre-tax gain of $0.7 million in 2020 from LIFO inventory liquidations. There were no pre-tax gains or losses in 2022 or 2021 from LIFO inventory liquidations. Reserves for obsolete and slow-moving inventories were $34.9 million and $26.5 million at December 31, 2022 and December 31, 2021, respectively.

Goodwill
The changes in the carrying amount of goodwill in 2022 and 2021, in total and by segment, are summarized in the table below (in millions):

Segment:	Balance at December 31, 2020 (1)	Changes in foreign currency translation rates	Balance at December 31, 2021	Changes in foreign currency translation rates	Balance at December 31, 2022
Residential Heating & Cooling	$26.1	$—	$26.1	$—	$26.1
Commercial Heating & Cooling	61.1	—	61.1	—	61.1
Refrigeration	99.7	(0.3)	99.4	(0.3)	99.1
	$186.9	$(0.3)	$186.6	$(0.3)	$186.3

(1) The goodwill balances in the table above are presented net of accumulated impairment charges of $32.7 million, all of which relate to impairments in periods prior to 2020.

A qualitative review of impairment indicators was performed in 2022 for the Residential Heating & Cooling, the Commercial Heating & Cooling, and the Refrigeration segments. We did not record any goodwill impairments in 2022, 2021, or 2020.

Property, Plant and Equipment

Components of Property, plant and equipment, net were as follows (in millions):

	As of December 31,
	2022	2021
Land	$24.1	$24.0
Buildings and improvements	321.6	285.9
Machinery and equipment	964.7	946.5
Finance leases	66.5	63.5
Construction in progress and equipment not yet in service	92.8	84.0
Total	1,469.7	1,403.9
Less accumulated depreciation	(920.8)	(888.8)
Property, plant and equipment, net	$548.9	$515.1

No impairment charges were recorded in 2022 or 2021.

Accrued Expenses

The significant components of Accrued expenses are presented below (in millions):

	As of December 31,
	2022	2021
Accrued rebates and promotions	123.3	102.9
Accrued compensation and benefits	$90.7	$114.9
Accrued warranties	41.3	37.2
Other	33.8	32.0
Accrued sales, use, property and VAT taxes	26.8	26.9
Accrued Freight	19.0	12.0
Accrued asbestos reserves	14.3	13.1
Deferred income	9.6	10.2
Derivative contracts	9.0	1.0
Accrued interest	6.1	5.5
Self insurance reserves	3.0	3.2
Total Accrued expenses	$376.9	$358.9

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

Cash Flow Hedges

We have commodity futures contracts and foreign exchange forward contracts designated as cash flows hedges that are scheduled to mature through May 2024 and January 2024, respectively. We currently have cash flow hedge contracts with a notional amount of 54.5 million pounds of aluminum and copper. Unrealized gains or losses from our cash flow hedges are included in AOCL and are expected to be reclassified into earnings within the next 17 months based on the prices of the commodities and foreign currencies at the settlement dates.

We recorded the following amounts related to our cash flow hedges in AOCL (in millions):

	As of December 31,
	2022	2021
Unrealized losses (gains), net on unsettled contracts	$6.3	$(13.4)
Income tax (benefit) expense	(1.4)	2.7
Unrealized losses (gains) included in AOCL, net of tax (1)	$4.9	$(10.7)

(1) Assuming commodity and foreign currency prices remain constant, we expect to reclassify $5.0 million of derivative losses into earnings within the next 12 months.

Expenses included in our Consolidated Statements of Operations

Below is information about expenses included in Selling, general and administrative expenses in our Consolidated Statements of Operations (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Research and development	$80.3	$76.1	$66.8
Advertising, promotions and marketing (1)	32.4	26.9	26.5
Cooperative advertising expenditures	28.1	27.6	22.2
(1) Cooperative advertising expenditures were not included in these amounts.

Interest Expense, net

The components of Interest expense, net in our Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Interest expense, net of capitalized interest	$39.8	$26.0	$29.7
Less: Interest income	1.1	1.0	1.4
Interest expense, net	$38.7	$25.0	$28.3

Losses (Gains) and Other Expenses, net

Losses (gains) and other expenses, net in our Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Realized losses (gains) on settled future contracts	$0.1	$(1.2)	$0.1
Foreign currency exchange gains	(1.3)	(2.2)	(3.6)
Loss (gain) on disposal of fixed assets	(1.0)	(0.2)	(0.2)
Other operating income	(1.0)	(1.5)	(2.2)
Net change in unrealized (gains) losses on unsettled futures contracts	0.4	—	(0.3)
Environmental liabilities and special litigation charges	7.5	9.6	5.3
Charges incurred related to COVID-19 pandemic	0.8	2.2	8.3
Other items, net	(0.6)	2.5	—
(Gains) losses and other expenses, net (pre-tax)	$4.9	$9.2	$7.4

10. Employee Benefit Plans:

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

Defined Contribution Plans

We recorded the following contributions to the defined contribution plans (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Contributions to defined contribution plans	$22.7	$19.9	$17.8

Pension and Post-retirement Benefit Plans

Benefit Obligations, Fair Value of Plan Assets, Funded Status, and Balance Sheet Position

The following tables set forth amounts recognized in our financial statements and the plans’ funded status for our pension and post-retirement benefit plans (dollars in millions):

	Pension Benefits
	2022	2021
Accumulated benefit obligation	$171.6	$266.1

Changes in projected benefit obligation:
Benefit obligation at beginning of year	$269.2	$276.2
Service cost	3.8	6.1
Interest cost	6.2	5.1
Actuarial (gain) loss	(74.6)	(11.2)
Effect of exchange rates	(3.4)	(0.7)
Settlements	(21.7)	(2.1)
Benefits paid	(5.2)	(4.2)
Benefit obligation at end of year	$174.3	$269.2

Changes in plan assets:
Fair value of plan assets at beginning of year	$184.3	$179.7
Actual return on plan assets	(45.4)	9.5
Employer contributions	22.5	1.5
Effect of exchange rates	(3.4)	(0.1)
Plan settlements	(21.7)	(2.1)
Benefits paid	(5.2)	(4.2)
Fair value of plan assets at end of year	131.1	184.3
Funded status / net amount recognized	$(43.2)	$(84.9)

Net amount recognized consists of:
Non-current assets	$2.7	$6.5
Current liability	(5.8)	(8.1)
Non-current liability	(40.1)	(83.3)
Net amount recognized	$(43.2)	$(84.9)

Plans with Benefit Obligations in Excess of Plan Assets

	For the Years Ended December 31,
	2022	2021
Pension plans with a benefit obligation in excess of plan assets:
Projected benefit obligation	$152.1	$234.8
Accumulated benefit obligation	149.6	231.4
Fair value of plan assets	106.2	143.7

Net Periodic Benefit Cost

Our U.S.-based pension plans comprised approximately 84% of the projected benefit obligation and 81% of plan assets as of December 31, 2022.

	Pension Benefits
	2022	2021	2020
Components of net periodic benefit cost as of December 31:
Service cost	$3.8	$6.1	$5.5
Interest cost	6.2	5.1	6.6
Expected return on plan assets	(9.1)	(8.6)	(8.2)
Amortization of prior service costs	0.1	0.2	0.2
Recognized actuarial loss	5.3	7.7	5.8
Settlements	(0.2)	1.2	0.6
Other	(0.1)	(0.4)	—
Net periodic benefit cost	$6.0	$11.3	$10.5

Amounts recognized in AOCL and Other Comprehensive Income

The following table sets forth amounts recognized in AOCL and Other comprehensive income (loss) in our financial statements for 2022 and 2021 (in millions):

	Pension Benefits
	2022	2021
Amounts recognized in AOCL:
Prior service costs	$(0.4)	$(0.5)
Actuarial loss	(57.7)	(83.1)
Subtotal	(58.1)	(83.6)
Deferred taxes	15.8	18.6
Net amount recognized	$(42.3)	$(65.0)
Changes recognized in other comprehensive loss:
Current year actuarial gain	(19.4)	(12.2)
Effect of exchange rates	(0.9)	—
Amortization of prior service costs	(0.1)	(0.2)
Amortization of actuarial loss, including settlements and other	(5.1)	(8.5)
Total recognized in other comprehensive income (loss)	$(25.5)	$(20.9)
Total recognized in net periodic benefit cost and other comprehensive income	$(19.5)	$(9.6)

The estimated prior service costs and actuarial losses for pension benefits that will be amortized from AOCL in 2023 are $0.1 million and $1.2 million, respectively.

Assumptions

The following tables set forth the weighted-average assumptions used to determine Benefit obligations and Net periodic benefit cost for the U.S.-based plans in 2022 and 2021:

	Pension Benefits
	2022	2021
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.50%	2.69%
Rate of compensation increase	4.02%	4.1%

	Pension Benefits
	2022	2021	2020
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate - service cost	2.53%	1.85%	2.89%
Discount rate - interest cost	2.48%	2.16%	2.99%
Expected long-term return on plan assets	6.50%	6.50%	6.50%
Rate of compensation increase	4.13%	4.13%	4.23%

The change in the discount rate for 2022 was the primary driver in the actuarial gain in the projected benefit obligation during the year.

The following tables set forth the weighted-average assumptions used to determine Benefit obligations and Net periodic benefit cost for the non-U.S.-based plans in 2022 and 2021:

	Pension Benefits
	2022	2021
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.72%	1.99%
Rate of compensation increase	3.11%	3.14%

	Pension Benefits
	2022	2021	2020
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate - service cost	0.86%	0.42%	0.73%
Discount rate - interest cost	2.07%	1.51%	2.3%
Expected long-term return on plan assets	2.75%	2.10%	3.31%
Rate of compensation increase	3.14%	3.17%	3.20%

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

Assumed health care cost trend rates have an effect on the amounts reported for our healthcare plan. The following table sets forth the healthcare trend rate assumptions used:

	2022	2021
Assumed health care cost trend rates as of December 31:
Health care cost trend rate assumed for next year	6.50%	6.00%
Rate to which the cost rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2029	2025

Expected future benefit payments are shown in the table below (in millions):

	For the Years Ended December 31,
	2023	2024	2025	2026	2027	2028-2032
Pension benefits	$11.1	$11.9	$7.6	$8.8	$22.9	$56.4

Composition of Pension Plan Assets

We believe asset returns can be optimized at an acceptable level of risk by adequately diversifying the plan assets between equity and fixed income. The targeted allocation for fixed income and cash investments is 50% and the targeted allocation for equity investments is 50%. Our targeted exposure to International equity including emerging markets is 15% while our exposure to domestic equity is 35%. Our U.S. pension plan represents 81%, our Canadian pension plan 9%, and our United Kingdom (“U.K.”) pension plan 10% of the total fair value of our plan assets as of December 31, 2022.

Our U.S. pension plans’ weighted-average asset allocations as of December 31, 2022 and 2021, by asset category, were as follows:

	Plan Assets as of December 31,
Asset Category:	2022	2021
U.S. equity	31.3%	36.1%
International equity	18.7%	15.5%
Fixed income	49.2%	48.2%
Money market/cash	0.8%	0.2%
Total	100.0%	100.0%

Our U.S. pension plans’ assets were invested according to the following targets:

Asset Category:	Target
U.S. equity	35.0%
International equity	15.0%
Fixed income	50.0%

Our Canadian pension plans were invested in fixed income securities and equities. Our U.K. pension plan was invested in fixed income securities, including corporate and government bonds.

The fair values of our pension plan assets, by asset category, were as follows (in millions):

	Fair Value Measurements as of December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and cash equivalents	$0.9	$—	$—	$0.9
Commingled pools / Collective Trusts:
U.S. equity (1)	—	33.3	—	33.3
International equity (2)	—	19.8	—	19.8
Fixed income (3)	—	52.5	—	52.5
Balanced pension trust: (4)
International equity	—	3.3	—	3.3
Fixed income	—	8.3	—	8.3
Pension fund:
Fixed income (6)	—	13.0	—	13.0
Total	$0.9	$130.2	$—	$131.1

	Fair Value Measurements as of December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and cash equivalents	$0.4	$—	$—	$0.4
Commingled pools / Collective Trusts:
U.S. equity (1)	—	51.8	—	51.8
International equity (2)	—	22.2	—	22.2
Fixed income (3)	—	69.3	—	69.3
Balanced pension trust: (4)
International equity	—	4.4	—	4.4
Fixed income	—	12.6	—	12.6
Pension fund:
Fixed income (5)	—	23.6	—	23.6
Total	$0.4	$183.9	$—	$184.3

Additional information about assets measured at Net Asset Value (“NAV”) per share (in millions):

	As of December 31, 2022
	Fair Value	Redemption Frequency (if currently eligible)	Redemption Notice Period
Asset Category:
Commingled pools / Collective Trusts:
U.S. equity (1)	$33.3	Daily	5 days
International equity (2)	19.8	Daily	5 days
Fixed income (3)	52.5	Daily	5 days
Balanced pension trust: (4)
International equity	3.3	Daily	3-5 days
Fixed income	8.3	Daily	3-5 days
Pension fund:
Fixed income (5)	13.0	Daily	1 - 3 days
Total	$130.2

	As of December 31, 2021
	Fair Value	Redemption Frequency (if currently eligible)	Redemption Notice Period
Asset Category:
Commingled pools / Collective Trusts:
U.S. equity (1)	$51.8	Daily	5 days
International equity (2)	22.2	Daily	5 days
Fixed income (3)	69.3	Daily	5-15 days
Balanced pension trust: (4)
International equity	4.4	Daily	3-5 days
Fixed income	12.6	Daily	3-5 days
Pension fund:
Fixed income (5)	23.6	Daily	1 - 3 days
Total	$183.9

(1)	This category includes investments primarily in U.S. equity securities that include large, mid and small capitalization companies.
(2)	This category includes investments primarily in international equity securities that include large, mid and small capitalization companies in large developed markets as well as emerging markets equities.
(3)	This category includes investments in U.S. investment grade and high yield fixed income securities, international fixed income securities and emerging markets fixed income securities.
(4)	The investment objectives of the plan are to provide long-term capital growth and income by investing primarily in a well-diversified, balanced portfolio of Canadian common stocks, bonds and money market securities. The plan also holds a portion of its assets in international equities, a portion of which may be invested in U.S. securities.
(5)	This category includes investments in U.K. government index-linked securities (index-linked gilts) that have maturity periods of 5 years or longer with a derivatives overlay and investment grade corporate bonds denominated in sterling. The plan also holds a portion of its assets in international instruments, a portion of which may be invested in U.S. securities.

The majority of our commingled pool/collective trusts, mutual funds, balanced pension trusts and pension funds are managed by professional investment advisors. The NAVs per share are furnished in monthly and/or quarterly statements received from the investment advisors and reflect valuations based upon their pricing policies. We assessed the fair value classification of these investments as Level 2 for commingled pool/collective trusts, balanced pension trusts and pension funds based on an examination of their pricing policies and the related controls and procedures. The fair values we report are based on the pool, trust or fund’s NAV per share. The NAVs per share are calculated periodically (daily or no less than one time per month) as the aggregate value of each pool or trust’s underlying assets divided by the number of units owned. See Note 16 for information about our fair value hierarchies and valuation techniques.

11. Joint Ventures and Other Equity Investments:

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

The combined balance of equity method investments included in Other assets, net totaled (in millions):

	As of December 31,
	2022	2021
Equity method investments	$44.4	$37.7

We purchase compressors from our U.S. joint venture for use in certain of our products. The amounts of purchases included in Cost of goods sold in the Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Purchases of compressors from joint venture	$156.2	$141.7	$123.1
12. Income Taxes:

Our Provision for income taxes from continuing operations consisted of the following (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Current:
Federal	$104.0	$72.0	$61.7
State	21.6	17.0	14.1
Foreign	7.8	13.4	4.8
Total current	133.4	102.4	80.6
Deferred:
Federal	(13.9)	(2.6)	(0.7)
State	(3.1)	(1.5)	1.1
Foreign	2.3	(2.2)	7.1
Total deferred	(14.7)	(6.3)	7.5
Total provision for income taxes	$118.7	$96.1	$88.1

Income from continuing operations before income taxes was comprised of the following (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Domestic	$340.2	$307.8	$268.4
Foreign	275.6	252.3	176.8
Total	$615.8	$560.1	$445.2

The difference between the income tax provision from continuing operations computed at the statutory federal income tax rate and the financial statement Provision for income taxes is summarized as follows (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Provision at the U.S. statutory rate of 21%	$129.3	$117.6	$93.5
Increase (reduction) in tax expense resulting from:
State income tax, net of federal income tax benefit	14.6	12.1	10.8
Tax credits, net of unrecognized tax benefits	(8.0)	(9.3)	(7.8)
Change in unrecognized tax benefits	0.2	0.2	0.2
Change in valuation allowance	—	—	7.8
Foreign taxes at rates other than U.S. statutory rate	(47.4)	(43.6)	(33.6)
Deemed inclusions	10.0	7.7	9.2
Global intangible low-taxed income	23.9	18.8	10.3
Change in rates from the Tax Act & other law changes	0.1	0.1	0.7
Excess tax benefits from stock-based compensation	(0.6)	(5.7)	(4.2)
Miscellaneous other	(3.4)	(1.8)	1.2
Total provision for income taxes	$118.7	$96.1	$88.1

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

Deferred tax assets (liabilities) were comprised of the following (in millions):

	As of December 31,
	2022	2021
Gross deferred tax assets:
Warranties	$34.9	$32.9
Loss carryforwards (foreign, U.S. and state)	29.6	28.5
Post-retirement and pension benefits	10.2	15.6
Inventory reserves	9.3	7.1
Receivables allowance	6.0	4.5
Compensation liabilities	5.9	9.5
Legal reserves	10.5	12.1
Tax credits, net of federal effect	11.9	11.5
Research and development capitalization	17.9	—
Other	7.1	9.6
Total deferred tax assets	143.3	131.3
Valuation allowance	(37.9)	(37.3)
Total deferred tax assets, net of valuation allowance	105.4	94.0
Gross deferred tax liabilities:
Depreciation	(58.9)	(58.7)
Intangibles	(15.6)	(15.5)
Insurance liabilities	(1.4)	(1.4)
Other	(2.0)	(7.1)
Total deferred tax liabilities	(77.9)	(82.7)
Net deferred tax assets	$27.5	$11.3

As of December 31, 2022 and 2021, we had $21.5 million and $20.3 million in tax-effected foreign net operating loss carryforwards, respectively. The deferred tax asset valuation allowance relates primarily to loss carryforwards. The remainder of the valuation allowance relates to state tax credits.

In assessing whether a deferred tax asset will be realized, we consider whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. We consider the reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not we will realize the benefits of these deductible differences, net of the existing valuation allowances, as of December 31, 2022.

No provision was made for income taxes which may become payable upon distribution of our foreign subsidiaries’ earnings. An actual repatriation in the future from our non-U.S. subsidiaries could still be subject to foreign withholding taxes and U.S. state taxes, but we expect any amounts to be immaterial.

We are currently in the Bridge program for our U.S. federal income taxes under the Internal Revenue Service’s Compliance Assurance Program for 2022 and 2021. As a result, our returns for those years will not be examined. However, we are subject to examination by numerous other taxing authorities in the U.S. and in foreign jurisdictions. We have no material uncertain tax provisions recorded as of December 31, 2022. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years prior to 2015.

13. Lines of Credit and Financing Arrangements:

The following tables summarize our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2022	2021
Current maturities of long-term debt:
Asset securitization program	$350.0	$—
Finance lease obligations	11.2	11.3
Senior unsecured notes	350.0	—
Debt issuance costs	(0.6)	—
Total current maturities of long-term debt	$710.6	$11.3
Long-Term Debt:
Asset securitization program	$—	$250.0
Finance lease obligations	28.3	29.0
Credit agreement	192.0	6.5
Senior unsecured notes	600.0	950.0
Debt issuance costs	(6.1)	(9.0)
Total long-term debt	$814.2	$1,226.5
Total debt	$1,524.8	$1,237.8

As of December 31, 2022, the aggregate amounts of required principal payments on total debt excluding finance lease obligations (see Note 5) were as follows (in millions):

2023	$700.0
2024	—
2025	300.0
2026	192.0
2027	300.0
Thereafter	—

Short-Term Debt

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist in financing seasonal borrowing needs for our foreign locations. As of December 31, 2022 or 2021, we did not have any outstanding short-term foreign obligations. Proceeds and repayments from these facilities were $0.0 million, $0.0 million and $4.6 million during the years ended December 31, 2022, 2021 and 2020, respectively.

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

	As of December 31,
	2022	2021
Eligible amount available under the ASP on qualified accounts receivable	$350.0	$335.6
Less: Beneficial interest transferred	(350.0)	(250.0)
Remaining amount available	$—	$85.6
We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interest sold and calculated on either the average LIBOR rate or floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.70%. The average rates as of December 31, 2022 and 2021 were 5.17% and 0.82%, respectively. The unused fee is based on 101% of the maximum available amount less the beneficial interest transferred and is calculated at rate ranging between 0.25% and 0.35%, depending on available borrowings, throughout the term of the agreement. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Credit Agreement (as defined below), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Credit Agreement. The participating financial institutions have investment grade credit ratings. As of December 31, 2022, we believe we were in compliance with all covenant requirements.

Credit Agreement

In July 2021, we entered into a new Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto, which refinanced and replaced the Seventh Amended and Restated Credit Facility.

The Credit Agreement consists of a $750.0 million unsecured revolving credit facility that matures in July 2026. We had outstanding borrowings of $192.0 million as well as $2.0 million committed to standby letters of credit as of December 31, 2022. Subject to covenant limitations, $556.0 million was available for future borrowings. The revolving credit facility includes a subfacility for swingline loans of up to $65.0 million. The Credit Agreement will expire and outstanding loans will be required to be repaid in July 2026, unless maturity is extended by the lenders pursuant to two one-year extension options that we may request under the Credit Agreement.

Below is a summary of the weighted average interest rate for both December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Weighted average borrowing rate	5.57%	1.38%
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

If any event of default occurs and is continuing, the administrative agent, or lenders with a majority of the aggregate commitments may require the administrative agent to, terminate our right to borrow under our Credit Agreement and accelerate amounts due under our Credit Agreement (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of December 31, 2022, we believe we were in compliance with all covenant requirements.

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

All the Notes are guaranteed, on a senior unsecured basis, by certain of our subsidiaries that guarantee indebtedness under our Credit Agreement. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of December 31, 2022, we believe we were in compliance with all covenant requirements.

14. Comprehensive Income:

The following table provides information on items not reclassified in their entirety from AOCL to Net Income in the accompanying Consolidated Statements of Operations (in millions):

	For the Years Ended December 31,
AOCL Component	2022	2021	Affected Line Item(s) in the Consolidated Statements of Operations
Gains/(Losses) on cash flow hedges:
Derivative contracts	$9.7	$26.9	Cost of goods sold and Losses (gains) and other expenses, net.
Income tax expense	(2.2)	(6.2)	Provision for income taxes
Net of tax	$7.5	$20.7

Defined Benefit Plan Items:
Pension and post-retirement benefits costs	$(5.4)	$(7.9)	Cost of goods sold; Selling, general, administrative expenses and Other (income) expense, net
Pension settlements	0.2	(1.2)	Pension settlements
Income tax benefit	1.3	2.2	Provision for income taxes
Net of tax	$(3.9)	$(6.9)

Total reclassifications from AOCL	$3.6	$13.8

The following tables provide information on changes in AOCL, by component (net of tax), for the years ended December 31, 2022 and 2021 (in millions):

	Gains (Loss) on Cash Flow Hedges	Share of equity method investments other comprehensive income	Defined Benefit Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2021	$10.7	$(1.2)	$(68.8)	$(28.8)	$(88.1)
Other comprehensive (loss) income before reclassifications	(8.1)	0.7	18.7	(10.2)	1.1
Amounts reclassified from AOCL	(7.5)	—	3.9	—	(3.6)
Net other comprehensive (loss) income	(15.6)	0.7	22.6	(10.2)	(2.5)
Balance as of December 31, 2022	$(4.9)	$(0.5)	$(46.2)	$(39.0)	$(90.6)

	Gains (Losses) on Cash Flow Hedges	Share of equity method investments other comprehensive income	Defined Benefit Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2020	$8.2	$(1.2)	$(82.7)	$(21.5)	$(97.2)
Other comprehensive income (loss) before reclassifications	23.2	—	7.0	(7.3)	22.9
Amounts reclassified from AOCL	(20.7)	—	6.9	—	(13.8)
Other comprehensive income (loss) before reclassifications	2.5	—	13.9	(7.3)	9.1
Balance as of December 31, 2021	$10.7	$(1.2)	$(68.8)	$(28.8)	$(88.1)

15. Stock-Based Compensation:

Stock-based compensation expense related to continuing operations was included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations as follows (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Compensation expense(1)	$21.8	$24.3	$24.3

(1) Stock-based compensation expense was recorded in our Corporate and other business segment.

Incentive Plan

Under the Lennox International Inc. 2019 Equity and Incentive Compensation Plan, we are authorized to issue awards for 1.7 million shares of common stock. The plan provides for various long-term incentive awards, including performance share units, restricted stock units and stock appreciation rights. A description of these long-term incentive awards and related activity within each award category is provided below. As of December 31, 2022, there were 1.5 million shares available for future issuance.

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

The following table provides information on our performance share units:

	For the Years Ended December 31,
	2022	2021	2020
Compensation expense for performance share units (in millions)	$6.9	$10.8	$8.9
Weighted-average fair value of grants, per share	$237.68	$314.27	$265.96
Payout ratio for shares paid	126%	100%	133%

A summary of the status of our undistributed performance share units as of December 31, 2022, and changes during the year then ended, is presented below (in thousands, except per share data):

	Shares	Weighted- Average Grant Date Fair Value per Share
Undistributed performance share units as of December 31, 2021	149.2	$246.84
Granted	51.5	$237.68
Adjustment to shares paid based on payout ratio	7.4	245.06
Distributed	(54.4)	$204.64
Forfeited	(29.0)	$262.82
Undistributed performance share units as of December 31, 2022 (1)	124.7	$257.55

(1) Undistributed performance share units include approximately 93.9 thousand units with a weighted-average grant date fair value of $261.65 per share that had not yet vested and 30.8 thousand units that have vested but were not yet distributed.
As of December 31, 2022, we had $18.8 million of total unrecognized compensation cost related to non-vested performance share units that is expected to be recognized over a weighted-average period of 2.4 years years. Our weighted-average estimated forfeiture rate for these performance share units was 10.9% as of December 31, 2022.

The total fair value of performance share units distributed and the resulting tax deductions to realized tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Fair value of performance share units distributed	$6.1	$10.8	$15.1
Realized tax benefits from tax deductions	$1.5	$2.7	$0.7

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

The following table provides information on our restricted stock units (in millions, except per share data):

	For the Years Ended December 31,
	2022	2021	2020
Compensation expense for restricted stock units	$11.0	$8.7	$10.4
Weighted-average fair value of grants, per share	$240.87	$315.70	$265.96

A summary of our non-vested restricted stock units as of December 31, 2022 and changes during the year then ended is presented below (in thousands, except per share data):

	Shares	Weighted- Average Grant Date Fair Value per Share
Non-vested restricted stock units as of December 31, 2021	135.1	$277.85
Granted	58.8	$240.87
Vested	(37.3)	$250.45
Forfeited	(25.6)	$268.59
Non-vested restricted stock units as of December 31, 2022 (1)	131.0	$270.86

(1) As of December 31, 2022, we had $24.7 million of total unrecognized compensation cost related to non-vested restricted stock units that is expected to be recognized over a weighted-average period of 2.4 years. Our estimated forfeiture rate for restricted stock units was 13.3% as of December 31, 2022.

The total fair value of restricted stock units vested and the resulting tax deductions to realized tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Fair value of restricted stock units vested	$9.7	$11.0	$15.0
Realized tax benefits from tax deductions	2.4	2.7	2.7

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

The following table provides information on our stock appreciation rights (in millions, except per share data):

	For the Years Ended December 31,
	2022	2021	2020
Compensation expense for stock appreciation rights	$3.9	$4.8	$5.0
Weighted-average fair value of grants, per share	$64.54	$70.50	$55.21

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

The fair value of the stock appreciation rights granted in 2022, 2021 and 2020 were estimated on the date of grant using the following assumptions:

	2022	2021	2020
Expected dividend yield	2.01%	1.69%	1.64%
Risk-free interest rate	3.88%	0.88%	0.27%
Expected volatility	29.90%	29.80%	29.70%
Expected life (in years)	4.18	4.35	3.95

A summary of our stock appreciation rights as of December 31, 2022, and changes during the year then ended, is presented below (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price per Share
Outstanding stock appreciation rights as of December 31, 2021	478.3	$241.61
Granted	98.1	$259.56
Exercised	(42.7)	$170.48
Forfeited	(45.8)	$280.78
Outstanding stock appreciation rights as of December 31, 2022	487.9	$247.77
Exercisable stock appreciation rights as of December 31, 2022	324.6	$231.24

The following table summarizes information about stock appreciation rights outstanding as of December 31, 2022 (in millions, except per share data and years; shares in thousands):

	Stock Appreciation Rights Outstanding			Stock Appreciation Rights Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Shares (1)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$124.97 to $214.63	175.7	2.12	$7.7	175.7	2.12	$7.7
$257.08 to $278.00	147.9	4.42	$—	126.9	4.33	$—
$259.56 to $328.65	164.3	6.59	$—	22.1	6.00	$—
(1) Share amounts are rounded but the balance accurately reflects the actual amount of exercisable stock appreciation rights as of December 31, 2022.

As of December 31, 2022, we had $10.6 million of unrecognized compensation cost related to non-vested stock appreciation rights that is expected to be recognized over a weighted-average period of 2.8 years. Our estimated forfeiture rate for stock appreciation rights was 12.6% as of December 31, 2022.

The total intrinsic value of stock appreciation rights exercised and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Intrinsic value of stock appreciation rights exercised	$3.5	$31.2	$26.7
Realized tax benefits from tax deductions	$0.9	$7.7	$6.7

Employee Stock Purchase Plan

On May 24, 2022, the Company commenced a new Employee Stock Purchase Plan to succeed the prior agreement from 2012. Under the 2022 Employee Stock Purchase Plan (“ESPP”), all employees who meet certain service requirements are eligible to purchase our common stock through payroll deductions at the end of three month offering periods. The purchase price for such shares is 95% of the fair market value of the stock on the last day of the offering period. A maximum of 1.0 million shares is authorized for purchase until issuance of all shares available under the plan, unless terminated earlier at the discretion of the Board of Directors. Employees purchased approximately 16,100 shares under the ESPP during the year ended December 31, 2022. Approximately 0.8 million shares remain available for purchase under the ESPP as of December 31, 2022.

16. Fair Value Measurements:

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

Where available, the fair values were based upon quoted prices in active markets. However, if quoted prices were not available, then the fair values were based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities without observable market activity, if any, the fair values were based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. Valuation adjustments to reflect either party’s creditworthiness and ability to pay were incorporated into our valuations, where appropriate, as of December 31, 2022 and 2021, the measurement dates.

The methodologies used to determine the fair value of our financial assets and liabilities as of December 31, 2022 were the same as those used as of December 31, 2021.

Fair values are estimates and are not necessarily indicative of amounts for which we could settle such instruments currently nor indicative of our intent or ability to dispose of or liquidate them.

Assets and Liabilities Carried at Fair Value on a Recurring Basis

Derivatives, classified as Level 2, were primarily valued using estimated future cash flows based on observed prices from exchange-traded derivatives. We also considered the counterparty’s creditworthiness, or our own creditworthiness, as appropriate. Adjustments were recorded to reflect the risk of credit default, but they were insignificant to the overall value of the derivatives. Refer to Note 9 for more information related to our derivative instruments. Refer to Note 10 for more information related to the fair value assumptions related to our pension assets and liabilities.

Other Fair Value Disclosures

The carrying amounts of Cash and cash equivalents, Short-term investments, Accounts and notes receivable, net, Accounts payable, Other current liabilities, and Short-term debt approximate fair value due to the short maturities of these instruments. The carrying amount of our Credit Agreement in Long-term debt also approximates fair value due to its variable-rate characteristics.

The fair value of our senior unsecured notes in Long-term debt was based on the amount of future cash flows using current market rates for debt instruments of similar maturities and credit risk. The following table presents the fair value for our senior unsecured notes in Long-term debt (in millions):

	As of December 31,
	2022	2021
Quoted Prices in Active Markets for Similar Instruments (Level 2):
Senior unsecured notes	$878.0	$959.2

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

See “Management’s Report on Internal Control Over Financial Reporting” included in Item 8 “Financial Statements and Supplementary Data.”

Attestation Report of the Independent Registered Public Accounting Firm

See “Report of Independent Registered Public Accounting Firm” included in Item 8 “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There were no changes during the year ended December 31, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2022. Also, refer to Part I, Item 1 “Business - Information about our Executive Officers ” of this Annual Report on Form 10-K, which identifies our executive officers and is incorporated herein by reference.

Item 11. Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2022. Also, refer to Note 15 in the Notes to the Consolidated Financial Statements for additional information about our equity compensation plans.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2022.

Item 14. Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Dallas, TX, Auditor Firm ID: 185.

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements are included in Part II, Item 8 of the Annual Report on Form 10-K:
•Report of Independent Registered Public Accounting Firm (KPMG LLP, Dallas, TX, Auditor Firm ID: 185)
•Consolidated Balance Sheets as of December 31, 2022 and 2021
•Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2022, 2021 and 2020
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020
•Notes to the Consolidated Financial Statements for the Years Ended December 31, 2022, 2021 and 2020

Financial Statement Schedules

The financial statement schedule included in this Annual Report on Form 10-K is Schedule II - Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2022, 2021 and 2020 (see Schedule II immediately following the signature page of this Annual Report on Form 10-K).

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

10.17*
Retention Agreement, dated July 12, 2021, between Lennox International Inc. and Douglas L. Young (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on July 14, 2021 and incorporated herein by reference).

10.18*
Form of Award Agreement, dated December 10, 2021, between Lennox International Inc. and certain named executive officers (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on December 14, 2021 and incorporated herein by reference).

10.19*	Lennox International Inc. Change in Control Severance Plan (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on December 12, 2022 and incorporated herein by reference).
21.1	Subsidiaries of LII (filed herewith).
22.1	List of Guarantor Subsidiaries (filed herewith).
23.1	Consent of KPMG LLP (filed herewith).
31.1	Certification of the principal executive officer (filed herewith).
31.2	Certification of the principal financial officer (filed herewith).
32.1	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101	SCH Inline XBRL Taxonomy Extension Schema Document
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101	LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNOX INTERNATIONAL INC.

By: /s/ Alok Maskara
Alok Maskara
Chief Executive Officer
February 21, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ ALOK MASKARA	Chief Executive Officer	February 21, 2023
Alok Maskara	(Principal Executive Officer)

/s/ JOSEPH W. REITMEIER	Executive Vice President and Chief Financial Officer	February 21, 2023
Joseph W. Reitmeier	(Principal Financial Officer)

/s/ CHRIS A. KOSEL	Vice President, Controller and Chief Accounting Officer	February 21, 2023
Chris A. Kosel	(Principal Accounting Officer)

/s/ TODD J. TESKE	Chairman of the Board of Directors	February 21, 2023
Todd J. Teske

/s/ SHERRY L. BUCK	Director	February 21, 2023
Sherry L. Buck

/s/ JANET K. COOPER	Director	February 21, 2023
Janet K. Cooper

/s/ JOHN W. NORRIS, III	Director	February 21, 2023
John W. Norris, III

/s/ KAREN H. QUINTOS	Director	February 21, 2023
Karen. H. Quintos

/s/ KIM K.W. RUCKER	Director	February 21, 2023
Kim K.W. Rucker

/s/ GREGORY T. SWIENTON	Director	February 21, 2023
Gregory T. Swienton

/s/ SHANE D. WALL	Director	February 21, 2023
Shane D. Wall

LENNOX INTERNATIONAL INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2022, 2021 and 2020
(In millions)

	Balance at beginning of year	Additions charged to cost and expenses	Write-offs	Recoveries	Other	Balance at end of year
2020
Allowance for doubtful accounts	$6.1	$8.1	$(4.2)	$1.2	$(1.6)	$9.6
2021
Allowance for doubtful accounts	$9.6	$0.3	$(0.4)	$1.2	$—	$10.7
2022
Allowance for doubtful accounts	$10.7	$6.9	$(0.4)	$—	$(1.7)	$15.5