Form 10-Q
period 2023-03-31
LENNOX INTERNATIONAL INC
filed 2023-04-27
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of April 17, 2023, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 35,501,548.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three months March 31, 2023

i

Part I - Financial Information
Item 1. Financial Statements

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Amounts in millions, except shares and par values)	As of March 31, 2023	As of December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$40.4	$52.6
Short-term investments	7.1	8.5
Accounts and notes receivable, net of allowances of $16.8 and $15.5 in 2023 and 2022, respectively	642.5	608.5
Inventories, net	904.1	753.0
Other assets	77.5	73.9
Total current assets	1,671.6	1,496.5
Property, plant and equipment, net of accumulated depreciation of $938.9 and $920.8 in 2023 and 2022, respectively	567.2	548.9
Right-of-use assets from operating leases	217.8	219.9
Goodwill	186.3	186.3
Deferred income taxes	34.0	27.5
Other assets, net	93.5	88.5
Total assets	$2,770.4	$2,567.6

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt	$657.5	$710.6
Current operating lease liabilities	63.8	63.3
Accounts payable	445.0	427.3
Accrued expenses	341.7	376.9
Income taxes payable	18.4	17.6
Total current liabilities	1,526.4	1,595.7
Long-term debt	1,010.1	814.2
Long-term operating lease liabilities	159.3	161.8
Pensions	39.7	40.1
Other liabilities	160.8	158.9
Total liabilities	2,896.3	2,770.7
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,161.1	1,155.2
Retained earnings	3,130.9	3,070.6
Accumulated other comprehensive loss	(78.6)	(90.6)
Treasury stock, at cost, 51,672,744 shares and 51,700,260 shares for 2023 and 2022, respectively	(4,340.2)	(4,339.2)
Total stockholders' deficit	(125.9)	(203.1)
Total liabilities and stockholders' deficit	$2,770.4	$2,567.6
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended March 31,
	2023	2022
Net sales	$1,049.4	$1,013.4
Cost of goods sold	742.8	745.2
Gross profit	306.6	268.2
Operating Expenses:
Selling, general and administrative expenses	167.5	155.3
Losses (gains) and other expenses, net	0.3	0.4
Restructuring charges	—	0.5
(Income) loss from equity method investments	(0.7)	0.1
Operating income	139.5	111.9
Pension settlements	0.2	0.1
Interest expense, net	14.2	6.8
Other expense (income), net	—	0.6
Net income before income taxes	125.1	104.4
Provision for income taxes	27.1	20.8
Net income	$98.0	$83.6

Earnings per share – Basic:	$2.76	$2.30

Earnings per share – Diluted:	$2.75	$2.29

Weighted Average Number of Shares Outstanding - Basic	35.5	36.3
Weighted Average Number of Shares Outstanding - Diluted	35.6	36.5

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

(Amounts in millions)	For the Three Months Ended March 31,
	2023	2022
Net income	$98.0	$83.6
Other comprehensive income (loss):
Foreign currency translation adjustments	6.8	(1.2)
Net change in pension and post-retirement liabilities	(0.1)	(1.4)
Reclassification of pension and post-retirement benefit losses into earnings	0.2	1.3
Pension settlements	0.2	0.1
Net change in fair value of cash flow hedges	6.3	19.6
Reclassification of cash flow hedge losses (gains) into earnings	0.4	(7.5)
Other comprehensive income before taxes	13.8	10.9
Tax expense	(1.8)	(3.3)
Other comprehensive income, net of tax	12.0	7.6
Comprehensive income	$110.0	$91.2
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three months ended March 31, 2023 and 2022 (Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the three months ended March 31, 2023)					Shares	Amount
Balance as of December 31, 2022	$0.9	$1,155.2	$3,070.6	$(90.6)	51.7	$(4,339.2)	$(203.1)
Net income	—	—	98.0	—	—	—	98.0
Dividends, $1.06 per share	—	—	(37.7)	—	—	—	(37.7)
Foreign currency translation adjustments	—	—	—	6.8	—	—	6.8
Pension and post-retirement liability changes, net of tax expense of $0.0	—	—	—	0.2	—	—	0.2
Stock-based compensation expense	—	6.1	—	—	—	—	6.1
Change in cash flow hedges, net of tax expense of $1.8	—	—	—	5.0	—	—	5.0
Treasury shares reissued for common stock	—	(0.2)	—	—	—	1.0	0.8
Treasury stock purchases	—	—	—	—	—	(2.0)	(2.0)
Balance as of March 31, 2023	$0.9	$1,161.1	$3,130.9	$(78.6)	51.7	$(4,340.2)	$(125.9)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the three months ended March 31, 2022)					Shares	Amount
Balance as of December 31, 2021	$0.9	$1,133.7	$2,719.3	$(88.1)	50.5	$(4,034.8)	$(269.0)
Net income	—	—	83.6	—	—	—	83.6
Dividends, $0.92 per share	—	—	(33.1)	—	—	—	(33.1)
Foreign currency translation adjustments	—	—	—	(1.2)	—	—	(1.2)
Pension and post-retirement liability changes, net of tax expense of $0.2	—	—	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	4.7	—	—	—	—	4.7
Change in cash flow hedges, net of tax expense of $3.1	—	—	—	9.0	—	—	9.0
Treasury shares reissued for common stock	—	(1.0)	—	—	(0.1)	1.9	0.9
Treasury stock purchases	—	(27.0)	—	—	0.7	(177.9)	(204.9)
Balance as of March 31, 2022	$0.9	$1,110.4	$2,769.8	$(80.5)	51.1	$(4,210.8)	$(410.2)

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

(Amounts in millions)	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$98.0	$83.6
Adjustments to reconcile net income to net cash used in operating activities:
(Income) loss from equity method investments	(0.7)	0.1
Restructuring charges, net of cash paid	—	0.5
Provision for credit losses	2.0	1.4
Unrealized losses, net on derivative contracts	1.6	0.1
Stock-based compensation expense	6.1	4.7
Depreciation and amortization	19.6	18.8
Deferred income taxes	(8.2)	(5.3)
Pension expense	0.7	1.4
Pension contributions	(1.2)	(0.1)
Other items, net	(0.3)	(0.9)
Changes in assets and liabilities:
Accounts and notes receivable	(34.9)	(96.9)
Inventories	(150.4)	(168.8)
Other current assets	1.2	1.1
Accounts payable	22.3	67.5
Accrued expenses	(32.5)	(33.0)
Income taxes payable and receivable, net	0.8	20.8
Leases, net	0.1	0.5
Other, net	(3.0)	6.6
Net cash used in operating activities	(78.8)	(97.9)
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	0.3	0.3
Purchases of property, plant and equipment	(35.4)	(25.8)
Proceeds from (purchases of) short-term investments, net	1.4	(0.2)
Net cash used in investing activities	(33.7)	(25.7)
Cash flows from financing activities:
Asset securitization borrowings	—	90.0
Asset securitization payments	(53.0)	(61.0)
Long-term debt payments	(3.2)	(3.2)
Borrowings from credit facility	610.5	722.5
Payments on credit facility	(414.5)	(381.5)
Proceeds from employee stock purchases	0.9	0.9
Repurchases of common stock	—	(200.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(2.0)	(4.9)
Cash dividends paid	(37.6)	(33.7)
Net cash provided by financing activities	101.1	129.1
(Decrease) increase in cash and cash equivalents	(11.4)	5.5
Effect of exchange rates on cash and cash equivalents	(0.8)	(2.2)
Cash and cash equivalents, beginning of period	52.6	31.0
Cash and cash equivalents, end of period	$40.4	$34.3

Supplemental disclosures of cash flow information:
Interest paid	$13.0	$5.8
Income taxes paid (net of refunds)	$34.4	$5.2

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we","our","us","LII" or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of March 31, 2023, the accompanying unaudited Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, the accompanying unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022, the accompanying unaudited Consolidated Statements of Stockholders' Deficit for the three months ended March 31, 2023 and 2022, and the accompanying unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

2. Reportable Business Segments:

We operate in two reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. Our segments are organized primarily by the nature of the products and services we provide. The following table describes each segment:

Segment	Product or Services	Markets Served	Geographic Areas
Residential	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, comfort control products, replacement parts and supplies	Residential Replacement; Residential New Construction	United States Canada
Commercial	Unitary heating and air conditioning equipment, applied systems, controls, installation and service of commercial heating and cooling equipment, variable refrigerant flow commercial products, condensing units, unit coolers, fluid coolers, air cooled condensers, air handlers, controls, and compressorized racks	Light Commercial; Food Preservation; Non-Food/Industrial	United States Canada
Prior to January 1, 2023, we operated in three reportable business segments. In November 2022, we announced the decision to explore strategic alternatives for our European commercial HVAC and refrigeration businesses. We will continue to invest in our Heatcraft Worldwide Refrigeration business which became part of the Commercial segment effective on January 1, 2023 while the European portfolio will be presented with Corporate and Other until disposition. The consolidation of our Heatcraft business within the Commercial segment provides the opportunity to leverage synergies and create long-term growth opportunities by integrating entities with similar products, end consumers and financial performance metrics under the same management. The change in segment reporting better aligns with how the businesses are managed and evaluated given the change in portfolio. See "Recast Segment Results" below for both the previously presented segment results as well as the recast financial information to reflect the change in our segment presentation.

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

Our corporate costs include those costs related to our European operations, as well as our corporate functions such as legal, internal audit, treasury, human resources, tax compliance and senior executive staff. Any intercompany sales and associated profit (and any other intercompany items) are eliminated from segment results. There were no significant intercompany eliminations for the periods presented.

Segment Data

Net sales and segment profit (loss) for each segment, along with a reconciliation of segment profit (loss) to Operating income, are shown below (in millions):

	For the Three Months Ended March 31,
	2023	2022 (2)
Net sales
Residential	$681.0	$682.2
Commercial	308.7	279.5
Corporate and other	59.7	51.7
	$1,049.4	$1,013.4

Segment profit (loss) (1)
Residential	$111.1	$107.6
Commercial	50.0	23.8
Corporate and other	(19.4)	(16.8)
Total segment profit	141.7	114.6
Reconciliation to Operating income:
Items in Losses (gains) and other expenses, net that are excluded from segment profit (loss) (1)	2.2	2.2
Restructuring charges	—	0.5
Operating income	$139.5	$111.9
(1) We define segment profit (loss) as a segment's operating income included in the accompanying Consolidated Statements of Operations, excluding:
◦The following items in Losses (gains) and other expenses, net:
▪Net change in unrealized gains (losses) on unsettled futures contracts,
▪Environmental liabilities and special litigation charges,
▪Charges incurred related to COVID-19 pandemic, and
▪Other items, net,
◦Restructuring charges.
(2) 2022 results have been recast to reflect the realignment of our reportable segments. See Recast Segment Results for further detail.
Recast Segment Results

The following tables present the previously reported and recast financial results reflecting the change in segment reporting for the fiscal year 2022 and 2021.

	Q1 2022		Q2 2022		Q3 2022		Q4 2022		2022
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
Residential segment net sales	$682.2	$682.2	$977.5	$977.5	$835.3	$835.3	$703.4	$703.4	$3,198.3	$3,198.3
Residential segment profit	$107.6	$107.6	$216.3	$216.3	$153.8	$153.8	$119.2	$119.2	$596.9	$596.9

Commercial segment net sales	$187.7	$279.5	$219.6	$327.4	$252.9	$352.3	$240.5	$327.2	$900.7	$1,286.4
Commercial segment profit	$6.3	$23.8	$17.2	$41.2	$29.6	$52.4	$27.9	$45.6	$80.9	$163.0

Refrigeration segment net sales	$143.5	$—	$169.2	$—	$156.7	$—	$149.9	$—	$619.4	$—
Refrigeration segment profit	$14.1	$—	$23.4	$—	$22.4	$—	$18.8	$—	$78.8	$—

Corporate net sales	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net sales from European operations	$—	$51.7	$—	$61.4	$—	$57.3	$—	$63.2	$—	$233.7
Corporate and other net sales	$—	$51.7	$—	$61.4	$—	$57.3	$—	$63.2	$—	$233.7

Corporate costs	$(13.4)	$(13.4)	$(27.1)	$(27.1)	$(16.5)	$(16.5)	$(33.7)	$(33.7)	$(90.8)	$(90.8)
Segment profit from European operations	$—	$(3.4)	$—	$(0.6)	$—	$(0.4)	$—	$1.1	$—	$(3.3)
Corporate and other segment profit	$(13.4)	$(16.8)	$(27.1)	$(27.7)	$(16.5)	$(16.9)	$(33.7)	$(32.6)	$(90.8)	$(94.1)

LII net sales	$1,013.4	$1,013.4	$1,366.3	$1,366.3	$1,244.9	$1,244.9	$1,093.8	$1,093.8	$4,718.4	$4,718.4
LII total segment profit	$114.6	$114.6	$229.8	$229.8	$189.3	$189.3	$132.2	$132.2	$665.8	$665.8

	Q1 2021		Q2 2021		Q3 2021		Q4 2021		2021
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
Residential segment net sales	$606.3	$606.3	$838.0	$838.0	$711.0	$711.0	$620.3	$620.3	$2,775.6	$2,775.6
Residential segment profit	$96.4	$96.4	$189.7	$189.7	$144.0	$144.0	$110.3	$110.3	$540.3	$540.3

Commercial segment net sales	$199.2	$274.8	$252.8	$335.0	$211.5	$292.7	$201.4	$286.3	$864.8	$1,188.8
Commercial segment profit	$27.4	$39.6	$45.3	$58.9	$22.6	$36.3	$15.6	$29.8	$110.9	$164.6

Refrigeration segment net sales	$125.0	$—	$148.2	$—	$137.4	$—	$143.1	$—	$553.7	$—
Refrigeration segment profit	$7.9	$—	$13.5	$—	$14.5	$—	$13.2	$—	$49.1	$—

Corporate net sales	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net sales from European operations	$—	$49.4	$—	$66.0	$—	$56.2	$—	$58.2	$—	$229.7
Corporate and other net sales	$—	$49.4	$—	$66.0	$—	$56.2	$—	$58.2	$—	$229.7

Corporate costs	$(16.0)	$(16.0)	$(26.9)	$(26.9)	$(16.3)	$(16.3)	$(37.2)	$(37.2)	$(96.4)	$(96.4)
Segment profit from European operations	$—	$(4.3)	$—	$(0.1)	$—	$0.8	$—	$(1.0)	$—	$(4.6)
Corporate and other segment profit	$(16.0)	$(20.3)	$(26.9)	$(27.0)	$(16.3)	$(15.5)	$(37.2)	$(38.2)	$(96.4)	$(101.0)

LII net sales	$930.5	$930.5	$1,239.0	$1,239.0	$1,059.9	$1,059.9	$964.8	$964.8	$4,194.1	$4,194.1
LII total segment profit	$115.7	$115.7	$221.6	$221.6	$164.8	$164.8	$101.9	$101.9	$603.9	$603.9

3. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share were as follows (in millions, except per share data):

	For the Three Months Ended March 31,
	2023	2022
Net income	$98.0	$83.6

Weighted-average shares outstanding – basic	35.5	36.3
Add: Potential effect of dilutive securities attributable to stock-based payments	0.1	0.2
Weighted-average shares outstanding – diluted	35.6	36.5

Earnings per share – Basic:	$2.76	$2.30

Earnings per share – Diluted:	$2.75	$2.29

The following stock appreciation rights and restricted stock units were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Three Months Ended March 31,
	2023	2022
Weighted-average number of shares	0.3	0.2

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

We lease certain real and personal property under non-cancelable operating leases. Approximately 82% of our right-of-use assets and lease liabilities relate to our leases of real estate with the remaining amounts primarily relating to our leases of IT equipment, fleet vehicles and manufacturing and distribution equipment.

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

Liabilities for estimated product warranty costs related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of March 31, 2023	As of December 31, 2022
Accrued expenses	$42.3	$41.3
Other liabilities	103.0	101.4
Total warranty liability	$145.3	$142.7
The changes in product warranty liabilities related to continuing operations for the three months ended March 31, 2023 were as follows (in millions):

Total warranty liability as of December 31, 2022	$142.7
Warranty claims paid	(8.0)
Changes resulting from issuance of new warranties	11.1
Changes in estimates associated with pre-existing liabilities	(0.6)
Changes in foreign currency translation rates and other	0.1
Total warranty liability as of March 31, 2023	$145.3

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

5. Stock Repurchases:

Our Board of Directors has authorized a total of $4.0 billion to repurchase shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $1.0 billion share repurchase authorization in July 2021. The Share Repurchase Plans allow us to repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The Share Repurchase Plans do not require the repurchase of a specific number of shares and may be terminated at any time. As of March 31, 2023, $546 million was available for repurchase under the Share Repurchase Plans.

We repurchased approximately $2.0 million of shares during the three months ended March 31, 2023 from employees who tendered their shares to satisfy minimum tax withholding obligations upon the vesting and exercise of stock-based compensation awards.

6. Revenue Recognition:

The following table disaggregates our revenue by business segment by geography which provides information as to the major source of revenue. See Note 2 for additional information on our reportable business segments and the products and services sold in each segment. All amount presented reflect the revised segment presentation.

	For the Three Months Ended March 31, 2023
Primary Geographic Markets	Residential	Commercial	Corporate and Other	Consolidated
United States	$639.3	$294.6	$—	$933.9
Canada	41.7	14.1	—	55.8
Other international	—	—	59.7	59.7
Total	$681.0	$308.7	$59.7	$1,049.4

	For the Three Months Ended March 31,2022 (1)
Primary Geographic Markets	Residential	Commercial	Corporate and Other	Consolidated
United States	$629.7	$268.6	$—	$898.3
Canada	52.5	10.4	—	62.9
Other international	—	0.5	51.7	52.2
Total	$682.2	$279.5	$51.7	$1,013.4

(1) As discussed in Note 2, we adjusted our segment reporting to include the results of our Heatcraft businesses in Commercial and the results of our European portfolio in Corporate and Other. The amounts for the three months ended March 31, 2022 have been recast to reflect the revised segment presentation.

Residential - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox stores or to independent distributors. For the three months ended March 31, 2023 and 2022, direct sales represented 70% and 66% of revenues, and sales to independent distributors represented the remainder.

Commercial - In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. These products are distributed primarily through commercial contractors and directly to national account customers in the planned replacement, emergency replacement and new construction markets. We manufacture and market equipment for the commercial refrigeration markets under the Heatcraft Worldwide Refrigeration name. Our products are used in the food retail, food service, cold storage as well as non-food refrigeration markets. We sell these products to distributors, installing contractors, engineering design firms, original equipment manufacturers and end-users. Lennox National Account Services provides installation, service and preventive maintenance for HVAC national account customers in the United States and Canada. For the three months ended March 31, 2023 and 2022, equipment sales represented 85% and 87% of revenues and the remainder of our revenue was generated from our service business.

Corporate and Other - In Europe, we manufacture and market equipment for the global commercial refrigeration markets. We also manufacture and sell unitary heating and cooling products and applied systems. A de minimis amount of segment revenue relates to services for start-up and commissioning activities.
Contract Liabilities - Our contract liabilities consist of advance payments and deferred revenue. Net contract liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Contract liabilities - current	$(12.5)	$(9.6)
Contract liabilities - noncurrent	(6.7)	(6.4)
Total	$(19.2)	$(16.0)

For the three months ended March 31, 2023 and 2022, we recognized revenue of $3.0 million and $3.7 million related to our contract liabilities at January 1, 2023 and 2022, respectively. Impairment losses recognized in our receivables and contract assets were de minimis in 2023 and 2022.

7. Other Financial Statement Details:
Inventories:
The components of inventories are as follows (in millions):

	As of March 31, 2023	As of December 31, 2022
Finished goods	$632.3	$534.6
Work in process	9.0	8.9
Raw materials and parts	382.1	328.7
Subtotal	1,023.4	872.2
Excess of current cost over last-in, first-out cost	(119.3)	(119.2)
Total inventories, net	$904.1	$753.0

Goodwill:
The changes in the carrying amount of goodwill in 2023, in total and by segment, are summarized in the table below (in millions):

	Balance at December 31, 2022	Goodwill Reallocation (1)	Changes in foreign currency translation rates	Balance at March 31, 2023
Residential	$26.1	$—	$—	$26.1
Commercial (1)	61.1	94.5	—	155.6
Refrigeration (1)	99.1	(99.1)	—	$—
Corporate and Other (1)	—	4.6	—	4.6
Total Goodwill	$186.3	$—	$—	186.3

We monitor our reporting units for indicators of impairment throughout the year to determine if a change in facts or circumstances warrants a re-evaluation of our goodwill. We have not recorded any goodwill impairments for the three months ended March 31, 2023.

(1) As discussed in Note 2, we recast our segment presentation to present our Heatcraft Worldwide Refrigeration business as a component of our Commercial segment and our European portfolio as a component of Corporate & Other. Since there is no longer a Refrigeration segment, we allocated goodwill to each segment based upon the relative fair value of the business.

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

Cash Flow Hedges

We have foreign exchange forward contracts and commodity futures contracts designated as cash flow hedges that are scheduled to mature through August 2024. Unrealized gains or losses from our cash flow hedges are included in Accumulated other comprehensive loss (“AOCL”) and are expected to be reclassified into earnings within the next 17 months based on the prices of the commodities and foreign currencies at the settlement dates. We recorded the following amounts in AOCL related to our cash flow hedges (in millions):

	As of March 31, 2023	As of December 31, 2022
Unrealized losses (gains), net on unsettled contracts	$(0.5)	$6.3
Income tax (benefit) expense	0.4	(1.4)
Unrealized losses (gains), net included in AOCL, net of tax (1)	$(0.1)	$4.9
(1) Assuming commodity prices and foreign currency exchange rates remain constant, we expect to reclassify $0.6 million of derivative losses as of March 31, 2023 into earnings within the next 12 months.

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

	For the Three Months Ended March 31,
	2023	2022
Stock-based compensation expense	$6.1	$4.7

8. Pension Benefit Plans:

The components of net periodic benefit cost for pension benefits were as follows (in millions):

	For the Three Months Ended March 31,
	2023	2022
Service cost	$0.6	$1.1
Interest cost	2.2	1.5
Expected return on plan assets	(2.4)	(2.3)
Recognized actuarial loss	0.2	1.5
Other	(0.1)	(0.1)
Settlements and curtailments	0.2	0.1
Net periodic benefit cost	$0.7	$1.8
9. Income Taxes:

As of March 31, 2023, we had approximately $3.8 million in total gross unrecognized tax benefits which, if recognized, would be recorded through the Consolidated Statements of Operations.

We are currently in the Bridge program for our U.S. federal income taxes under the Internal Revenue Service’s Compliance Assurance Program for 2021. Our 2022 U.S. federal income tax return will be examined under the Internal Revenue Service’s pilot Bridge Plus program. We are also subject to examination by numerous other taxing authorities in the U.S. and in foreign jurisdictions. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years prior to 2016.

10. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	As of March 31, 2023	As of December 31, 2022
Current maturities of long-term debt:
Asset securitization program	$297.0	$350.0
Finance lease obligations	10.9	11.2
Senior unsecured notes	350.0	350.0
Debt issuance costs	(0.4)	(0.6)
Total current maturities of long-term debt	$657.5	$710.6
Long-Term Debt:
Finance lease obligations	27.8	28.3
Credit agreement	388.0	192.0
Senior unsecured notes	600.0	600.0
Debt issuance costs	(5.7)	(6.1)
Total long-term debt	$1,010.1	$814.2
Total debt	$1,667.6	$1,524.8

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist us in financing seasonal borrowing needs for our foreign locations. We had no outstanding foreign obligations as of March 31, 2023 or December 31, 2022 and there were no borrowings or repayments on these facilities during the three months ended March 31, 2023.

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

	As of March 31, 2023	As of December 31, 2022
Eligible amount available under the ASP on qualified accounts receivable	$297.3	$350.0
Less: Beneficial interest transferred	(297.0)	(350.0)
Remaining amount available	$0.3	$—
We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interests sold and calculated on either the average LIBOR rate or floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.70%. The average rates as of March 31, 2023 and December 31, 2022 were 5.58% and 5.17%, respectively. The unused fee is based on 101% of the maximum available amount less the beneficial interest transferred and is calculated at a rate ranging between 0.25% and 0.35%, depending on the available borrowings, throughout the term of the agreement. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Credit Agreement (as defined below), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Credit Agreement, as defined below. The participating financial institutions have investment grade credit ratings. As of March 31, 2023, we believe we were in compliance with all covenant requirements.

Credit Agreement

In July 2021, we entered into a new Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto, which refinanced and replaced the Seventh Amended and Restated Credit Facility.

The Credit Agreement consists of a $750.0 million unsecured revolving credit facility. We had outstanding borrowings of $388.0 million as well as $2.0 million committed to standby letters of credit as of March 31, 2023. Subject to covenant limitations, $360.0 million was available for future borrowings. The Credit Agreement includes a subfacility for swingline loans up to $65.0 million. The Credit Agreement will expire and outstanding loans will be required to be repaid in July 2026, unless maturity is extended by the lenders pursuant to two one-year extension options that we may request under the Credit Agreement.

Our weighted average borrowing rate on the facility was as follows:

	As of March 31, 2023	As of December 31, 2022
Weighted average borrowing rate	6.06%	5.57%

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

If any event of default occurs and is continuing, the administrative agent, or lenders with a majority of the aggregate commitments may require the administrative agent to, terminate our right to borrow under our Credit Agreement and accelerate amounts due under our Credit Agreement (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of March 31, 2023, we believe we were in compliance with all covenant requirements.

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

All the Notes are guaranteed, on a senior unsecured basis, by certain of our subsidiaries that guarantee indebtedness under our Credit Agreement. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of March 31, 2023, we believe we were in compliance with all covenant requirements.

11. Comprehensive Income (Loss):

The following table provides information on items reclassified from AOCL to Net income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended March 31,		Affected Line Item(s) in the Consolidated Statements of Operations
	2023	2022
(Losses) Gains on Cash Flow Hedges:
Derivatives contracts	$(0.4)	$7.5	Cost of goods sold; Losses (gains) and other expenses, net
Income tax benefit (expense)	0.1	(1.7)	Provision for income taxes
Net of tax	$(0.3)	$5.8

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(0.2)	$(1.3)	Other expense (income), net
Pension settlements	(0.2)	(0.1)	Pension settlements
Income tax benefit	0.1	0.2	Provision for income taxes
Net of tax	$(0.3)	$(1.2)
Total reclassifications from AOCL	$(0.6)	$4.6

The following table provides information on changes in AOCL, by component (net of tax), for the three months ended March 31, 2023 (in millions):

	(Losses) Gains on Cash Flow Hedges	Share of equity method investments other comprehensive income	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2022	$(4.9)	$(0.5)	$(46.2)	$(39.0)	$(90.6)
Other comprehensive income (loss) before reclassifications	4.7	—	(0.1)	6.8	11.4
Amounts reclassified from AOCL	0.3	—	0.3	—	0.6
Net other comprehensive income	5.0	—	0.2	6.8	12.0
Balance as of March 31, 2023	$0.1	$(0.5)	$(46.0)	$(32.2)	$(78.6)

12. Fair Value Measurements:

Fair Value Hierarchy

The methodologies used to determine the fair value of our financial assets and liabilities at March 31, 2023 were the same as those used at December 31, 2022.
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

	As of March 31, 2023	As of December 31, 2022
Senior unsecured notes	$890.5	$878.0

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

In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise, except as required by law.

Business Overview

We operate in two reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. Our reportable segments are Residential and Commercial. For additional information regarding our reportable segments, see Note 2 in the Notes to the Consolidated Financial Statements.

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

Change in Segment Reporting

Prior to January 1, 2023, we operated in three reportable business segments. In November 2022, we announced the decision to explore strategic alternatives for our European commercial HVAC and refrigeration businesses. We will continue to operate and invest in our Heatcraft Worldwide Refrigeration business which became part of the Commercial segment effective on January 1, 2023, while the European portfolio will be presented with Corporate and Other until disposition. The consolidation of our Heatcraft business within the Commercial segment provides the opportunity to leverage synergies and create long-term growth opportunities by integrating entities with similar products, end consumers and financial performance metrics under the same management. The change in segment reporting better aligns with how the businesses are managed and evaluated given the change in portfolio. All amounts discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations reflect the revised segment presentation. See "Recast Segment Results" in Note 2 for both the previously presented segment results as well as the recast financial information to reflect the change in segment presentation.

Financial Overview

Results for the first quarter of 2023 were driven by overall year-over-year sales and profit increases. Net sales decreased less than 1% and segment profit increased $3 million for the Residential segment. Net sales increased 10% and segment profit increased $26 million for the Commercial segment. Net sales increased 15% and segment loss increased $3 million for the Corporate & Other segment.

Financial Highlights

•Net sales increased $36 million to $1,049 million in the first quarter of 2023 driven by favorable price and mix partially offset by lower sales volume and unfavorable foreign currency.
•Operating income in the first quarter of 2023 increased $28 million to $139.5 million primarily driven by higher net sales partially offset by rising costs.
•Net income for the first quarter of 2023 was $98 million.
•Diluted earnings per share was $2.75 per share in the first quarter of 2023 compared to $2.29 per share in the first quarter of 2022.
•For the three months ended March 31, 2023, we returned $38 million to shareholders through dividend payments.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended March 31,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2023	2022		2023	2022
Net sales	$1,049.4	$1,013.4	3.6%	100.0%	100.0%
Cost of goods sold	742.8	745.2	0.3	70.8	73.5
Gross profit	306.6	268.2	14.3	29.2	26.5
Selling, general and administrative expenses	167.5	155.3	(7.9)	16.0	15.3
Losses (gains) and other expenses, net	0.3	0.4	25.0	—	—
Restructuring charges	—	0.5	100.0	—	—
(Income) loss from equity method investments	(0.7)	0.1	(800.0)	(0.1)	—
Operating income	$139.5	$111.9	24.7%	13.3%	11.0%

Net Sales

Net sales for the first quarter of 2023 compared to the first quarter of 2022 increased as a result of favorable price of 6% and favorable product mix of 5% which was partially offset by lower sales volume of 7% due to general lower residential industry volumes.

Gross Profit

Gross profit margins in the first quarter of 2023 increased 270 basis points ("bps") to 29.2% compared to 26.5% in the first quarter of 2022. Gross margins increased 400 bps from favorable price, 290 bps from favorable product mix and 90 bps from favorable commodity costs. Partially offsetting these increases were 180 bps from lower volume, 120 bps from higher other product costs, 100 bps from higher component costs, 60 bps from factory inefficiencies, 40 bps from higher freight and distribution costs, and 10 bps from miscellaneous other items.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") increased $12 million to $167.5 million in the first quarter of 2023 compared to $155.3 million in the first quarter of 2022 due to higher employee related costs. As a percentage of net sales, SG&A increased 70 bps to 16.0%.
Losses (gains) and Other Expenses, Net

Losses (gains) and other expenses, net for the first quarter of 2023 and 2022 included the following (in millions):

	For the Three Months Ended March 31,
	2023	2022
Realized gains on settled future contracts	$—	$(0.3)
Foreign currency exchange gains	(0.8)	(0.3)
Gain on disposal of fixed assets	(0.3)	(0.9)
Other operating income	(0.8)	(0.3)
Net change in unrealized gains (losses) on unsettled futures contracts	(0.2)	(0.7)
Environmental liabilities and special litigation charges	2.4	2.1
Charges incurred related to COVID-19 pandemic	—	0.3
Other items, net	—	0.5
Losses (gains) and other expenses, net (pre-tax)	$0.3	$0.4

Restructuring Charges

Restructuring charges were immaterial in the first quarter of 2023 and 2022. Restructuring charges related to ongoing cost reduction actions taken in prior periods.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownership, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. We recognized income from equity method investments of $1 million in the first quarter of 2023 and a loss of $0.1 million in the first quarter of 2022.

Interest Expense, net

Interest expense, net increased to $14 million in the first quarter of 2023 from $7 million in the first quarter of 2022 due to higher borrowings costs during the period.

Income Taxes

Our effective tax rate was 21.7% for the first quarter of 2023 compared to 19.9% for the first quarter of 2022. The rate increased primarily due to a shift in earnings between jurisdictions.

We expect our annual effective tax rate to be 19-21%, excluding the impacts of excess tax benefits recorded as a reduction of income taxes under ASU No. 2016-09.

First Quarter of 2023 Compared to First Quarter of 2022 - Results by Segment

Residential

The following table presents our Residential segment's net sales and profit for the first quarter of 2023 and 2022 (dollars in millions):

	For the Three Months Ended March 31,
	2023	2022	Difference	% Change
Net sales	$681.0	$682.2	$(1.2)	(0.2)%
Profit	$111.1	$107.6	$3.5	3.3%
% of net sales	16.3%	15.8%
Net sales decreased 0.2% in the first quarter of 2023 compared to 2022, as sales volume declined 8% and foreign currency and other was 1% unfavorable. Offsetting these declines were favorable product mix of 5% and higher price of 4%.

Segment profit in the first quarter of 2023 compared to 2022 increased by $3 million, driven by $25 million from higher price, $9 million from favorable product mix, $6 million from lower commodity costs and $5 million from lower product warranty costs. Partially offsetting these increases were $12 million from lower sales volume, $6 million from higher component costs, $6 million from higher distribution and freight charges, $6 million from higher SG&A costs, $5 million from factory inefficiencies, $4 million from miscellaneous other costs, and $3 million from higher other product costs.

Commercial

The following table presents our Commercial segment's net sales and profit for the first quarter of 2023 and 2022 (dollars in millions):

	For the Three Months Ended March 31,
	2023	2022 (1)	Difference	% Change
Net sales	$308.7	$279.5	$29.2	10.4%
Profit	$50.0	$23.8	$26.2	110.1%
% of net sales	16.2%	8.5%

(1) 2022 amounts have been recast to reflect the changes in segment reporting. Please see Note 2 in the Notes to the Consolidated Financial Statements for further detail.

Net sales increased 10% in the first quarter of 2023 compared to 2022 as price increased 9% and improved product mix was 7% favorable. Partially offsetting these increases was a decline in sales volume of 6%.

Segment profit in the first quarter of 2023 compared to 2022 increased $26 million due to $26 million from favorable price,$16 million from favorable product mix, $4 million from lower commodity prices, $2 million from favorable freight and distribution costs, and $1 million from favorable factory productivity. Partially offsetting these increases was $9 million from higher other product costs, $5 million from lower sales volume, $3 million from higher component costs, $3 million from higher SG&A costs, $2 million from higher product warranty costs, and $1 million from higher miscellaneous other costs.

Corporate and Other

The following table presents our Corporate and Other segment's net sales and profit for the first quarter of 2023 and 2022 (dollars in millions):

	For the Three Months Ended March 31,
	2023	2022 (1)	Difference	% Change
Net sales	$59.7	$51.7	$8.0	15.5%
Profit	$(19.4)	$(16.8)	$(2.6)	15.5%

(1) 2022 amounts have been recast to reflect the changes in segment reporting. Please see Note 2 in the Notes to the Consolidated Financial Statements for further detail.

Net sales increased $8 million and segment profit decreased $3 million in the first quarter of 2023 compared to 2022. Corporate and Other profit excluding the results of Europe decreased $6 million to $19 million in the first quarter of 2023 compared to 2022, primarily due to increased incentive compensation costs.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the three months ended March 31, 2023 and 2022 (in millions):

	For the Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(78.8)	$(97.9)
Net cash used in investing activities	(33.7)	(25.7)
Net cash provided by financing activities	101.1	129.1

Net Cash Used In Operating Activities - The change in net cash used in operating activities for the three months ended March 31, 2023 compared to the net cash used in operating activities for the same period in 2022 reflects changes in working capital and an increase in net income.

Net Cash Used In Investing Activities - Capital expenditures were $35 million for the three months ended March 31, 2023 compared to $26 million in the same period of 2022. Capital expenditures in 2023 were related to our Commercial factory in Mexico, the general expansion of manufacturing capacity and equipment, and investments in systems and software to support the overall enterprise.

Net Cash Provided By Financing Activities - Net cash provided by financing activities for the three months ended March 31, 2023 decreased to $101 million compared to $129 million used in the same period of 2022. The change was primarily due to less net borrowings partially offset by less spent on share repurchases. We did not repurchase any shares for the three months ended March 31, 2023 and $200 million in the same period of 2022. We returned $38 million to shareholders through dividend payments for the three months ended March 31, 2023 and $34 million in the same period of 2022. For additional information on share repurchases, refer to Note 5 in the Notes to the Consolidated Financial Statements.

Debt Position

The following table details our lines of credit and financing arrangements as of March 31, 2023 (in millions):

Outstanding Borrowings
Current maturities of long-term debt:
Asset securitization program (2)	$297.0
Finance lease obligations	10.9
Senior unsecured notes	350.0
Debt issuance costs	(0.4)
Total current maturities of long-term debt	$657.5
Long-term debt:
Finance lease obligations	27.8
Credit agreement (1)	388.0
Senior unsecured notes	600.0
Debt issuance costs	(5.7)
Total long-term debt	1,010.1
Total debt	$1,667.6
(1) The available future borrowings on our Credit Agreement (as defined below) are $360.0 million, after being reduced by the outstanding borrowings and $2.0 million in outstanding standby letters of credit. Refer to Note 10 in the Notes to the Consolidated Financial Statements for more information.
(2) The maximum securitization amount ranges from $300.0 million to $450.0 million, depending on the period. The maximum capacity of the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP. Refer to Note 10 in the Notes to the Consolidated Financial Statements for more information.

Both our Asset Securitization Program as well as our $350.0 million 2023 Notes will mature during the year. We are currently evaluating our options related to these obligations including refinancing and other alternatives. We do not believe that our options or alternatives will have any material impact on our results of operations or liquidity.

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

The Credit Agreement is guaranteed by certain of our subsidiaries and contains customary covenants applicable to us and our subsidiaries including limitations on indebtedness, liens, dividends, stock repurchases, mergers and sales of all or substantially all of our assets. In addition, the Credit Agreement contains a financial covenant requiring us to maintain, as of the last day of each fiscal quarter for the four prior fiscal quarters, a Total Net Leverage Ratio of no more than 3.50 to 1.00 (or, at our election, on up to two occasions following a material acquisition, 4.00 to 1.00). The Credit Agreement is subject to customary events of default, including non-payment of principal or other amounts under the Credit Agreement, material inaccuracy of representations and warranties, breach of covenants, cross-default to other indebtedness in excess of $75 million, judgements in excess of $75 million, certain voluntary and involuntary bankruptcy events, and the occurrence of a change of control. As of March 31, 2023, we believe we were in compliance with all covenant requirements.

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio decreased to 108% at March 31, 2023 from 115% at December 31, 2022.

As of March 31, 2023, our senior credit ratings were Baa2 with a stable outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $40 million, future cash generated from operations and available borrowing capacity are sufficient to fund operations, planned capital expenditures, future contractual obligations, potential share repurchases and dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $40 million as of March 31, 2023 was $22 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. An actual repatriation in the future from our non-U.S. subsidiaries could be subject to foreign withholding taxes and U.S. state taxes.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting LII, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Our exposure to market risk has not changed materially since December 31, 2022.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or results of operations. There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In the first quarter of 2023, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased (1)	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans (in millions)
January 1 through January 31	262	$269.65	—	$546.0
February 1 through February 28	—	$—	—	$546.0
March 1 through March 31	8,010	$240.94	—	$546.0
	8,272		—

(1) Represents shares of common stock we repurchased in January, February and March of 2023 to satisfy employee tax-withholding obligations in connection with the exercise of long-term incentive awards.

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

22.1	List of Guarantor Subsidiaries (filed as Exhibit 22.1 to LII's Annual Report on Form 10-K filed on February 21, 2023 and incorporated herein by reference).
31.1	Certification of the principal executive officer (filed herewith).
31.2	Certification of the principal financial officer (filed herewith).
32.1	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101	INS XBRL Instance Document
101	SCH Inline XBRL Taxonomy Extension Schema Document
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101	LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNOX INTERNATIONAL INC.

By: /s/ Joseph W. Reitmeier
Joseph W. Reitmeier
Chief Financial Officer
(on behalf of registrant and as principal financial officer)

Date: April 27, 2023