Form 10-Q
period 2023-06-30
LENNOX INTERNATIONAL INC
filed 2023-07-27
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of July 14, 2023, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 35,514,352.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three and six months ended June 30, 2023

i

Part I - Financial Information
Item 1. Financial Statements

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Amounts in millions, except shares and par values)	As of June 30, 2023	As of December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$51.4	$52.6
Short-term investments	7.2	8.5
Accounts and notes receivable, net of allowances of $17.0 and $15.5 in 2023 and 2022, respectively	843.6	608.5
Inventories, net	856.0	753.0
Other assets	68.6	73.9
Total current assets	1,826.8	1,496.5
Property, plant and equipment, net of accumulated depreciation of $953.4 and $920.8 in 2023 and 2022, respectively	608.5	548.9
Right-of-use assets from operating leases	214.2	219.9
Goodwill	186.4	186.3
Deferred income taxes	46.3	27.5
Other assets, net	99.1	88.5
Total assets	$2,981.3	$2,567.6

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt	$761.3	$710.6
Current operating lease liabilities	63.2	63.3
Accounts payable	470.1	427.3
Accrued expenses	425.5	376.9
Income taxes payable	21.8	17.6
Total current liabilities	1,741.9	1,595.7
Long-term debt	817.7	814.2
Long-term operating lease liabilities	159.6	161.8
Pensions	39.6	40.1
Other liabilities	159.9	158.9
Total liabilities	2,918.7	2,770.7
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,169.3	1,155.2
Retained earnings	3,309.0	3,070.6
Accumulated other comprehensive loss	(75.8)	(90.6)
Treasury stock, at cost, 51,658,951 shares and 51,700,260 shares for 2023 and 2022, respectively	(4,340.8)	(4,339.2)
Total stockholders' equity (deficit)	62.6	(203.1)
Total liabilities and stockholders' equity (deficit)	$2,981.3	$2,567.6
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$1,411.4	$1,366.3	$2,460.7	$2,379.7
Cost of goods sold	953.6	969.2	1,696.2	1,714.4
Gross profit	457.8	397.1	764.5	665.3
Operating Expenses:
Selling, general and administrative expenses	181.3	169.6	348.8	324.9
Losses (gains) and other expenses, net	0.8	1.6	1.1	2.0
Restructuring charges	—	0.5	—	1.0
Income from equity method investments	(3.1)	(1.5)	(3.8)	(1.4)
Operating income	278.8	226.9	418.4	338.8
Pension settlements	0.1	0.2	0.3	0.3
Interest expense, net	15.0	8.7	29.2	15.6
Other expense (income), net	—	0.7	—	1.2
Net income before income taxes	263.7	217.3	388.9	321.7
Provision for income taxes	46.5	40.1	73.7	60.9
Net income	$217.2	$177.2	$315.2	$260.8

Earnings per share – Basic:	$6.12	$4.97	$8.88	$7.25

Earnings per share – Diluted:	$6.10	$4.96	$8.85	$7.23

Weighted Average Number of Shares Outstanding - Basic	35.5	35.6	35.5	36.0
Weighted Average Number of Shares Outstanding - Diluted	35.6	35.7	35.6	36.1

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

(Amounts in millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$217.2	$177.2	$315.2	$260.8
Other comprehensive income (loss):
Foreign currency translation adjustments	7.5	(7.9)	14.3	(9.1)
Net change in pension and post-retirement liabilities	(0.6)	(1.1)	(0.7)	(2.7)
Reclassification of pension and post-retirement benefit losses into earnings	0.2	1.4	0.4	2.9
Pension settlements	0.1	0.2	0.3	0.3
Share of equity method investments other comprehensive income	—	0.7	—	0.7
Net change in fair value of cash flow hedges	(5.8)	(30.9)	0.5	(11.3)
Reclassification of cash flow hedge (gains) losses into earnings	—	(8.8)	0.4	(16.2)
Other comprehensive income (loss) before taxes	1.4	(46.4)	15.2	(35.4)
Tax benefit (expense)	1.4	9.0	(0.4)	5.6
Other comprehensive income (loss), net of tax	2.8	(37.4)	14.8	(29.8)
Comprehensive income	$220.0	$139.8	$330.0	$231.0
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the three and six months ended June 30, 2023 and 2022 (Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Equity (Deficit)
(For the three months ended June 30, 2023)					Shares	Amount
Balance as of March 31, 2023	$0.9	$1,161.1	$3,130.9	$(78.6)	51.7	$(4,340.2)	$(125.9)
Net income	—	—	217.2	—	—	—	217.2
Dividends, $1.10 per share	—	—	(39.1)	—	—	—	(39.1)
Foreign currency translation adjustments	—	—	—	7.5	—	—	7.5
Pension and post-retirement liability changes, net of tax expense of $0.0	—	—	—	(0.3)	—	—	(0.3)
Stock-based compensation expense	—	7.7	—	—	—	—	7.7
Change in cash flow hedges, net of tax benefit of $1.4	—	—	—	(4.4)	—	—	(4.4)
Treasury shares reissued for common stock	—	0.5	—	—	—	0.6	1.1
Treasury stock purchases	—	—	—	—	—	(1.2)	(1.2)
Balance as of June 30, 2023	$0.9	$1,169.3	$3,309.0	$(75.8)	51.7	$(4,340.8)	$62.6

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the three months ended June 30, 2022)					Shares	Amount
Balance as of March 31, 2022	$0.9	$1,110.4	$2,769.8	$(80.5)	51.1	$(4,210.8)	$(410.2)
Net income	—	—	177.2	—	—	—	177.2
Dividends, $1.06 per share	—	—	(37.5)	—	—	—	(37.5)
Foreign currency translation adjustments	—	—	—	(7.9)	—	—	(7.9)
Pension and post-retirement liability changes, net of tax expense of $0.2	—	—	—	0.3	—	—	0.3
Share of equity method investments other comprehensive income	—	—	—	0.7	—	—	0.7
Stock-based compensation expense	—	5.9	—	—	—	—	5.9
Change in cash flow hedges, net of tax benefit of $9.2	—	—	—	(30.5)	—	—	(30.5)
Treasury shares reissued for common stock	—	0.7	—	—	—	0.2	0.9
Treasury stock purchases	—	27.0	—	—	0.6	(127.2)	(100.2)
Balance as of June 30, 2022	$0.9	$1,144.0	$2,909.5	$(117.9)	51.7	$(4,337.8)	$(401.3)

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the three and six months ended June 30, 2023 and 2022 (Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Equity (Deficit)
(For the six months ended June 30, 2023)					Shares	Amount
Balance as of December 31, 2022	$0.9	$1,155.2	$3,070.6	$(90.6)	51.7	$(4,339.2)	$(203.1)
Net income	—	—	315.2	—	—	—	315.2
Dividends, $2.16 per share	—	—	(76.8)	—	—	—	(76.8)
Foreign currency translation adjustments	—	—	—	14.3	—	—	14.3
Pension and post-retirement liability changes, net of tax expense of $0.0	—	—	—	—	—	—	—
Stock-based compensation expense	—	13.8	—	—	—	—	13.8
Change in cash flow hedges, net of tax expense of $0.4	—	—	—	0.5	—	—	0.5
Treasury shares reissued for common stock	—	0.3	—	—	—	1.6	1.9
Treasury stock purchases	—	—	—	—	—	(3.2)	(3.2)
Balance as of June 30, 2023	$0.9	$1,169.3	$3,309.0	$(75.8)	51.7	$(4,340.8)	$62.6

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the six months ended June 30, 2022)					Shares	Amount
Balance as of December 31, 2021	$0.9	$1,133.7	$2,719.3	$(88.1)	50.5	$(4,034.8)	$(269.0)
Net income	—	—	260.8	—	—	—	260.8
Dividends, $1.98 per share	—	—	(70.6)	—	—	—	(70.6)
Foreign currency translation adjustments	—	—	—	(9.1)	—	—	(9.1)
Pension and post-retirement liability changes, net of tax expense of $0.6	—	—	—	—	—	—	—
Share of equity method investments other comprehensive income	—	—	—	0.7	—	—	0.7
Stock-based compensation expense	—	10.6	—	—	—	—	10.6
Change in cash flow hedges, net of tax benefit of $6.2	—	—	—	(21.4)	—	—	(21.4)
Treasury shares reissued for common stock	—	(0.3)	—	—	(0.1)	2.1	1.8
Treasury stock purchases	—	—	—	—	1.3	(305.1)	(305.1)
Balance as of June 30, 2022	$0.9	$1,144.0	$2,909.5	$(117.9)	51.7	$(4,337.8)	$(401.3)

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

(Amounts in millions)	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$315.2	$260.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from equity method investments	(3.8)	(1.4)
Restructuring charges, net of cash paid	—	0.5
Provision for credit losses	3.8	2.7
Unrealized losses, net on derivative contracts	3.9	2.0
Stock-based compensation expense	13.8	10.6
Depreciation and amortization	40.5	37.8
Deferred income taxes	(18.9)	(11.6)
Pension expense	1.4	3.5
Pension contributions	(2.0)	(0.5)
Other items, net	(1.2)	(0.9)
Changes in assets and liabilities:
Accounts and notes receivable	(236.5)	(281.6)
Inventories	(100.4)	(187.3)
Other current assets	8.7	1.2
Accounts payable	45.4	93.7
Accrued expenses	45.6	14.8
Income taxes payable and receivable, net	4.1	39.4
Leases, net	3.3	0.9
Other, net	(6.2)	14.6
Net cash provided by (used in) operating activities	116.7	(0.8)
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	1.5	0.5
Purchases of property, plant and equipment	(85.3)	(46.7)
Proceeds from short-term investments, net	1.5	—
Net cash used in investing activities	(82.3)	(46.2)
Cash flows from financing activities:
Asset securitization borrowings	140.0	211.0
Asset securitization payments	(90.0)	(61.0)
Long-term debt payments	(7.3)	(6.4)
Borrowings from credit facility	1,182.0	1,331.0
Payments on credit facility	(1,182.0)	(1,029.0)
Proceeds from employee stock purchases	1.9	1.8
Repurchases of common stock	—	(300.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(3.2)	(5.1)
Cash dividends paid	(75.2)	(66.9)
Net cash (used in) provided by financing activities	(33.8)	75.4
Increase in cash and cash equivalents	0.6	28.4
Effect of exchange rates on cash and cash equivalents	(1.8)	(2.0)
Cash and cash equivalents, beginning of period	52.6	31.0
Cash and cash equivalents, end of period	$51.4	$57.4

Supplemental disclosures of cash flow information:
Interest paid	$27.1	$14.2
Income taxes paid (net of refunds)	$88.4	$32.9

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we","our","us","LII" or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of June 30, 2023, the accompanying unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, the accompanying unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022, the accompanying unaudited Consolidated Statements of Stockholders' Equity (Deficit) for the three and six months ended June 30, 2023 and 2022, and the accompanying unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Prior to January 1, 2023, we operated in three reportable business segments. In November 2022, we announced the decision to explore strategic alternatives for our European commercial HVAC and refrigeration businesses. We will continue to invest in our Heatcraft Worldwide Refrigeration business which became part of the Commercial segment effective on January 1, 2023 while the European portfolio will be presented with Corporate and Other until disposition. The consolidation of our Heatcraft business within the Commercial segment provides the opportunity to leverage synergies and create long-term growth opportunities by integrating entities with similar products, end consumers and financial performance metrics under the same management. The change in segment reporting better aligns with how the businesses are managed and evaluated given the change in portfolio. Recast Segment Results were presented in our March 31, 2023 Form 10-Q for both the previously presented segment results as well as the recast financial information to reflect the change in our segment presentation.

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

Segment Net Sales and Profit (Loss)

Net sales and segment profit (loss) for each segment, along with a reconciliation of segment profit (loss) to Operating income, are shown below (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022 (2)	2023	2022 (2)
Net sales
Residential	$936.2	$977.5	$1,617.2	$1,659.6
Commercial (2)	407.5	327.4	716.1	606.9
Corporate and other (2)	67.7	61.4	127.4	113.2
	$1,411.4	$1,366.3	$2,460.7	$2,379.7

Segment profit (loss) (1)
Residential	$202.6	$216.3	$313.7	$324.0
Commercial (2)	103.0	41.2	153.0	64.9
Corporate and other (2)	(22.5)	(27.7)	(41.9)	(44.5)
Total segment profit	283.1	229.8	424.8	344.4
Reconciliation to Operating income:
Items in Losses (gains) and other expenses, net that are excluded from segment profit (loss) (1)	4.3	2.4	6.4	4.6
Restructuring charges	—	0.5	—	1.0
Operating income	$278.8	$226.9	$418.4	$338.8
(1) We define segment profit (loss) as a segment's operating income included in the accompanying Consolidated Statements of Operations, excluding:
◦The following items in Losses (gains) and other expenses, net:
▪Net change in unrealized losses (gains) on unsettled futures contracts,
▪Environmental liabilities and special litigation charges, and
▪Other items, net,
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

The computations of basic and diluted earnings per share were as follows (in millions, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$217.2	$177.2	$315.2	$260.8

Weighted-average shares outstanding – basic	35.5	35.6	35.5	36.0
Add: Potential effect of dilutive securities attributable to stock-based payments	0.1	0.1	0.1	0.1
Weighted-average shares outstanding – diluted	35.6	35.7	35.6	36.1

Earnings per share – Basic:	$6.12	$4.97	$8.88	$7.25

Earnings per share – Diluted:	$6.10	$4.96	$8.85	$7.23

The following stock appreciation rights and restricted stock units were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Weighted-average number of shares	0.2	0.3	0.2	0.3

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

Liabilities for estimated product warranty costs related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of June 30, 2023	As of December 31, 2022
Accrued expenses	$44.2	$41.3
Other liabilities	102.5	101.4
Total warranty liability	$146.7	$142.7
The changes in product warranty liabilities related to continuing operations for the six months ended June 30, 2023 were as follows (in millions):

Total warranty liability as of December 31, 2022	$142.7
Warranty claims paid	(19.3)
Changes resulting from issuance of new warranties	28.5
Changes in estimates associated with pre-existing liabilities	(5.5)
Changes in foreign currency translation rates and other	0.3
Total warranty liability as of June 30, 2023	$146.7

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

5. Stock Repurchases:

Our Board of Directors has authorized a total of $4.0 billion to repurchase shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $1.0 billion share repurchase authorization in July 2021. The Share Repurchase Plans allow us to repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The Share Repurchase Plans do not require the repurchase of a specific number of shares and may be terminated at any time. As of June 30, 2023, $546 million was available for repurchase under the Share Repurchase Plans.

6. Revenue Recognition:

The following table disaggregates our revenue by business segment by geography which provides information as to the major source of revenue. See Note 2 for additional information on our reportable business segments and the products and services sold in each segment. All amount presented reflect the revised segment presentation.

	For the Three Months Ended June 30, 2023
Primary Geographic Markets	Residential	Commercial	Corporate and Other	Consolidated
United States	$868.5	$382.2	$—	$1,250.7
Canada	67.7	25.3	—	93.0
Other international	—	—	67.7	67.7
Total	$936.2	$407.5	$67.7	$1,411.4

	For the Three Months Ended June 30, 2022(1)
Primary Geographic Markets	Residential	Commercial	Corporate and Other	Consolidated
United States	$901.8	$315.0	$—	$1,216.8
Canada	75.7	12.4	—	88.1
Other international	—	—	61.4	61.4
Total	$977.5	$327.4	$61.4	$1,366.3

	For the Six Months Ended June 30, 2023
Primary Geographic Markets	Residential	Commercial	Corporate and Other	Consolidated
United States	$1,507.8	$676.7	$—	$2,184.5
Canada	109.4	39.4	—	148.8
Other international	—	—	127.4	127.4
Total	$1,617.2	$716.1	$127.4	$2,460.7

	For the Six Months Ended June 30, 2022 (1)
Primary Geographic Markets	Residential	Commercial	Corporate and Other	Consolidated
United States	$1,531.4	$583.6	$—	$2,115.0
Canada	128.2	22.8	—	151.0
Other international	—	0.5	113.2	113.7
Total	$1,659.6	$606.9	$113.2	$2,379.7

(1) As discussed in Note 2, we adjusted our segment reporting to include the results of our Heatcraft businesses in Commercial and the results of our European portfolio in Corporate and Other. The amounts for the three and six months ended June 30, 2022 have been recast to reflect the revised segment presentation.

Residential - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox stores or to independent distributors. For the three months ended June 30, 2023 and 2022, direct sales represented 76% and 70% of revenues, and sales to independent distributors represented the remainder. For the six months ended June 30, 2023 and 2022, direct sales represented 73% and 69% of revenues, and sales to independent distributors represented the remainder.

Commercial - In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. These products are distributed primarily through commercial contractors and directly to national account customers in the planned replacement, emergency replacement and new construction markets. We manufacture and market equipment for the commercial refrigeration markets under the Heatcraft Worldwide Refrigeration name. Our products are used in the food retail, food service, cold storage as well as non-food refrigeration markets. We sell these products to distributors, installing contractors, engineering design firms, original equipment manufacturers and end-users. Lennox National Account Services provides installation, service and preventive maintenance for HVAC national account customers in the United States and Canada. For the three months ended June 30, 2023 and 2022, equipment sales represented 87% and 88% of revenues and the remainder of our revenue was generated from our service business. For the six months ended June 30, 2023 and 2022, equipment sales represented 86% and 87% of revenues and the remainder of our revenue was generated from our service business.

Corporate and Other - In Europe, we manufacture and market equipment for the global commercial refrigeration markets. We also manufacture and sell unitary heating and cooling products and applied systems. A de minimis amount of segment revenue relates to services for start-up and commissioning activities.
Contract Liabilities - Our contract liabilities consist of advance payments and deferred revenue. Net contract liabilities consisted of the following:

	As of June 30, 2023	As of December 31, 2022
Contract liabilities - current	$(13.4)	$(9.6)
Contract liabilities - noncurrent	(6.9)	(6.4)
Total	$(20.3)	$(16.0)

For the three months ended June 30, 2023 and 2022, we recognized revenue of $1.2 million and $2.1 million and for the six months ended we recognized revenue of $4.2 million and $5.9 million related to our contract liabilities at January 1, 2023 and 2022, respectively. Impairment losses recognized in our receivables and contract assets were de minimis in 2023 and 2022.

7. Other Financial Statement Details:
Inventories:
The components of inventories are as follows (in millions):

	As of June 30, 2023	As of December 31, 2022
Finished goods	$601.3	$534.6
Work in process	10.6	8.9
Raw materials and parts	367.4	328.7
Subtotal	979.3	872.2
Excess of current cost over last-in, first-out cost	(123.3)	(119.2)
Total inventories, net	$856.0	$753.0

Goodwill:
The changes in the carrying amount of goodwill in 2023, in total and by segment, are summarized in the table below (in millions):

	Balance as of December 31, 2022	Goodwill Reallocation (1)	Changes in foreign currency translation rates	Balance as of June 30, 2023
Residential	$26.1	$—	$—	$26.1
Commercial (1)	61.1	94.5	—	155.6
Refrigeration (1)	99.1	(99.1)	—	$—
Corporate and Other (1)	—	4.6	0.1	4.7
Total Goodwill	$186.3	$—	$0.1	186.4

(1) As discussed in Note 2, we recast our segment presentation to present our Heatcraft Worldwide Refrigeration business as a component of our Commercial segment and our European portfolio as a component of Corporate & Other. Since there is no longer a Refrigeration segment, we allocated goodwill to each segment based upon the relative fair value of the business.

We monitor our reporting units for indicators of impairment throughout the year to determine if a change in facts or circumstances warrants a re-evaluation of our goodwill. We have not recorded any goodwill impairments for the six months ended June 30, 2023 or in any periods presented.

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

	As of June 30, 2023	As of December 31, 2022
Unrealized losses (gains), net on unsettled contracts	$5.4	$6.3
Income tax (benefit) expense	(1.0)	(1.4)
Unrealized losses (gains), net included in AOCL, net of tax (1)	$4.4	$4.9
(1) Assuming commodity prices and foreign currency exchange rates remain constant, we expect to reclassify $3.9 million of derivative losses as of June 30, 2023 into earnings within the next 12 months.

Stock-Based Compensation:

We issue various long-term incentive awards, including performance share units, restricted stock units and stock appreciation rights under the Lennox International Inc. 2019 Equity and Incentive Plan, as it may be amended and restated from time to time. Stock-based compensation expense related to continuing operations is included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations as follows (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Stock-based compensation expense	$7.7	$5.9	$13.8	$10.6

8. Pension Benefit Plans:

The components of net periodic benefit cost for pension benefits were as follows (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Service cost	$0.5	$1.1	$1.1	$2.1
Interest cost	2.2	1.5	4.5	3.0
Expected return on plan assets	(2.4)	(2.3)	(4.7)	(4.6)
Recognized actuarial loss	0.2	1.3	0.4	2.9
Other	—	—	(0.3)	(0.1)
Settlements and curtailments	0.1	0.2	0.3	0.3
Net periodic benefit cost	$0.6	$1.8	$1.3	$3.6
9. Income Taxes:

As of June 30, 2023, we had approximately $3.9 million in total gross unrecognized tax benefits which, if recognized, would be recorded through the Consolidated Statements of Operations.

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

10. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	As of June 30, 2023	As of December 31, 2022
Current maturities of long-term debt:
Asset securitization program	$400.0	$350.0
Finance lease obligations	11.5	11.2
Senior unsecured notes	350.0	350.0
Debt issuance costs	(0.2)	(0.6)
Total current maturities of long-term debt	$761.3	$710.6
Long-Term Debt:
Finance lease obligations	31.0	28.3
Credit agreement	192.0	192.0
Senior unsecured notes	600.0	600.0
Debt issuance costs	(5.3)	(6.1)
Total long-term debt	$817.7	$814.2
Total debt	$1,579.0	$1,524.8

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist us in financing seasonal borrowing needs for our foreign locations. We had no outstanding foreign obligations as of June 30, 2023 or December 31, 2022 and there were no borrowings or repayments on these facilities during the six months ended June 30, 2023.

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

	As of June 30, 2023	As of December 31, 2022
Eligible amount available under the ASP on qualified accounts receivable	$400.0	$350.0
Less: Beneficial interest transferred	(400.0)	(350.0)
Remaining amount available	$—	$—
We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interests sold and calculated on either the average LIBOR rate or floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.70%. The average rates as of June 30, 2023 and December 31, 2022 were 5.98% and 5.17%, respectively. The unused fee is based on 101% of the maximum available amount less the beneficial interest transferred and is calculated at a rate ranging between 0.25% and 0.35%, depending on the available borrowings, throughout the term of the agreement. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Credit Agreement (as defined below), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Credit Agreement, as defined below. The participating financial institutions have investment grade credit ratings. As of June 30, 2023, we were in compliance with all covenant requirements.

Credit Agreement

In July 2021, we entered into a new Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto, which refinanced and replaced the Seventh Amended and Restated Credit Facility.

The Credit Agreement consists of a $750.0 million unsecured revolving credit facility. We had outstanding borrowings of $192.0 million as well as $1.7 million committed to standby letters of credit as of June 30, 2023. Subject to covenant limitations, $556.3 million was available for future borrowings. The Credit Agreement includes a subfacility for swingline loans up to $65.0 million. The Credit Agreement will expire and outstanding loans will be required to be repaid in July 2026, unless maturity is extended by the lenders pursuant to two one-year extension options that we may request under the Credit Agreement.

Our weighted average borrowing rate on the facility was as follows:

	As of June 30, 2023	As of December 31, 2022
Weighted average borrowing rate	6.46%	5.57%

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

If any event of default occurs and is continuing, the administrative agent, or lenders with a majority of the aggregate commitments may require the administrative agent to, terminate our right to borrow under our Credit Agreement and accelerate amounts due under our Credit Agreement (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of June 30, 2023, we were in compliance with all covenant requirements.

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

All the Notes are guaranteed, on a senior unsecured basis, by certain of our subsidiaries that guarantee indebtedness under our Credit Agreement. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of June 30, 2023, we believe we were in compliance with all covenant requirements.

11. Comprehensive Income (Loss):

The following table provides information on items reclassified from AOCL to Net income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Affected Line Item(s) in the Consolidated Statements of Operations
	2023	2022	2023	2022
Gains (Losses) on Cash Flow Hedges:
Derivatives contracts	$—	$8.8	$(0.4)	$16.2	Cost of goods sold; Losses (gains) and other expenses, net
Income tax (expense) benefit	—	(2.1)	0.1	(3.7)	Provision for income taxes
Net of tax	$—	$6.7	$(0.3)	$12.5

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(0.2)	$(1.4)	$(0.4)	$(2.9)	Other expense (income), net
Pension settlements	(0.1)	(0.2)	(0.3)	(0.3)	Pension settlements
Income tax benefit	0.1	0.4	0.2	0.8	Provision for income taxes
Net of tax	$(0.2)	$(1.2)	$(0.5)	$(2.4)
Total reclassifications from AOCL	$(0.2)	$5.5	$(0.8)	$10.1

The following table provides information on changes in AOCL, by component (net of tax), for the six months ended June 30, 2023 (in millions):

	Gains (Losses) on Cash Flow Hedges	Share of equity method investments other comprehensive income	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2022	$(4.9)	$(0.5)	$(46.2)	$(39.0)	$(90.6)
Other comprehensive income (loss) before reclassifications	0.2	—	(0.5)	14.3	14.0
Amounts reclassified from AOCL	0.3	—	0.5	—	0.8
Net other comprehensive income	0.5	—	—	14.3	14.8
Balance as of June 30, 2023	$(4.4)	$(0.5)	$(46.2)	$(24.7)	$(75.8)

12. Fair Value Measurements:

Fair Value Hierarchy

The methodologies used to determine the fair value of our financial assets and liabilities at June 30, 2023 were the same as those used at December 31, 2022.
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

	As of June 30, 2023	As of December 31, 2022
Senior unsecured notes	$883.3	$878.0

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

Financial Overview

Results for the second quarter of 2023 were driven by overall year-over-year sales and profit increases. Net sales increased 24% and segment profit increased $62 million for the Commercial segment. Net sales decreased 4% and segment profit decreased $14 million for the Residential segment. Net sales increased 10% and segment loss decreased $5 million for the Corporate & Other segment.

Financial Highlights

•Net sales increased $45 million to $1,411 million in the second quarter of 2023 driven by favorable price and mix partially offset by lower sales volumes and unfavorable foreign currency.
•Operating income in the second quarter of 2023 increased $52 million to $279 million primarily driven by favorable price.
•Net income for the second quarter of 2023 was $217 million.
•Diluted earnings per share was $6.10 per share in the second quarter of 2023 compared to $4.96 per share in the second quarter of 2022.
•For the six months ended June 30, 2023, we returned $75 million to shareholders through dividend payments.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended June 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2023	2022		2023	2022
Net sales	$1,411.4	$1,366.3	3.3%	100.0%	100.0%
Cost of goods sold	953.6	969.2	1.6	67.6	70.9
Gross profit	457.8	397.1	15.3	32.4	29.1
Selling, general and administrative expenses	181.3	169.6	(6.9)	12.8	12.4
Losses (gains) and other expenses, net	0.8	1.6	50.0	0.1	0.1
Restructuring charges	—	0.5	100.0	—	—
Income from equity method investments	(3.1)	(1.5)	106.7	(0.2)	(0.1)
Operating income	$278.8	$226.9	22.9%	19.8%	16.6%

Net Sales

Net sales for the second quarter of 2023 compared to the second quarter of 2022 increased as a result of favorable price of 6% and favorable product mix of 6% which was partially offset by lower sales volumes of 8% due to general lower residential industry volumes and 1% from unfavorable foreign currency and other.

Gross Profit

Gross profit margins in the second quarter of 2023 increased 330 basis points ("bps") to 32.4% compared to 29.1% in the second quarter of 2022. Gross margins increased 380 bps from favorable price, 90 bps from favorable commodity costs, 80 bps from favorable product mix, and 10 bps from miscellaneous other items. Partially offsetting these increases were 100 bps from lower sales volumes, 70 bps from higher component costs, 30 bps from higher freight and distribution costs, and 30 bps from higher factory inefficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") increased $12 million to $181.3 million in the second quarter of 2023 compared to $169.6 million in the second quarter of 2022 due to higher employee-related costs. As a percentage of net sales, SG&A increased 40 bps to 12.8%.
Losses (gains) and Other Expenses, Net

Losses (gains) and other expenses, net for the second quarter of 2023 and 2022 included the following (in millions):

	For the Three Months Ended June 30,
	2023	2022
Realized losses (gains) on settled future contracts	$0.1	$(0.1)
Foreign currency exchange gains	(2.4)	(0.5)
Gain on disposal of fixed assets	(1.0)	—
Other operating income	(0.2)	(0.2)
Net change in unrealized losses (gains) on unsettled futures contracts	0.2	1.9
Environmental liabilities and special litigation charges	4.8	1.0
Other items, net	(0.7)	(0.5)
Losses (gains) and other expenses, net (pre-tax)	$0.8	$1.6

Restructuring Charges

Restructuring charges were immaterial in the second quarter of 2023 and 2022. Restructuring charges related to ongoing cost reduction actions taken in prior periods.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownership, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. We recognized income from equity method investments of $3 million in the second quarter of 2023 and $1 million in the second quarter of 2022.

Interest Expense, net

Interest expense, net increased to $15 million in the second quarter of 2023 from $9 million in the second quarter of 2022 due to higher interest rates during the period.

Income Taxes

Our effective tax rate was 17.6% for the second quarter of 2023 compared to 18.4% for the second quarter of 2022. The rate decreased primarily due to higher income in low tax jurisdictions.

We expect our annual effective tax rate to be 19-20%, excluding the impacts of excess tax benefits recorded as a reduction of income taxes under ASU No. 2016-09.

Second Quarter of 2023 Compared to Second Quarter of 2022 - Results by Segment

Residential

The following table presents our Residential segment's net sales and profit for the second quarter of 2023 and 2022 (dollars in millions):

	For the Three Months Ended June 30,
	2023	2022	Difference	% Change
Net sales	$936.2	$977.5	$(41.3)	(4)%
Profit	$202.6	$216.3	$(13.7)	(6)%
% of net sales	21.6%	22.1%
Net sales decreased 4% in the second quarter of 2023 compared to 2022, as sales volumes declined 12%. Offsetting these declines were favorable product mix of 6% and higher price of 2%.

Segment profit in the second quarter of 2023 compared to 2022 decreased by $14 million, driven by $46 million from lower sales volumes, $12 million in higher SG&A costs, $5 million from higher freight and distribution costs, $4 million from higher component costs, and $3 million from higher factory inefficiencies. Partially offsetting these decreases were $21 million from higher price, $19 million from product mix, $11 million from lower commodity costs, and $5 million from miscellaneous other items.

Commercial

The following table presents our Commercial segment's net sales and profit for the second quarter of 2023 and 2022 (dollars in millions):

	For the Three Months Ended June 30,
	2023	2022 (1)	Difference	% Change
Net sales	$407.5	$327.4	$80.1	24%
Profit	$103.0	$41.2	$61.8	150%
% of net sales	25.3%	12.6%

(1) 2022 amounts have been recast to reflect the changes in segment reporting. Please see Note 2 in the Notes to the Consolidated Financial Statements for further detail.

Net sales increased 24% in the second quarter of 2023 compared to 2022 as price increased 15%, product mix increased 7% and an increase in sales volumes of 4% were partially offset by 2% foreign exchange and other items.

Segment profit in the second quarter of 2023 compared to 2022 increased $62 million due to $49 million from favorable price, $16 million from favorable product mix, $3 million from higher sales volumes, $3 million from lower commodity costs, and $2 million from favorable freight and distribution costs. Partially offsetting these increases were $5 million from higher component costs, $4 million from higher other product costs and higher factory inefficiencies, and $2 million from higher SG&A costs.

Corporate and Other

The following table presents our Corporate and Other segment's net sales and loss for the second quarter of 2023 and 2022 (dollars in millions):

	For the Three Months Ended June 30,
	2023	2022 (1)	Difference	% Change
Net sales	$67.7	$61.4	$6.3	10%
Loss	$(22.5)	$(27.7)	$5.2	19%

(1) 2022 amounts have been recast to reflect the changes in segment reporting. Please see Note 2 in the Notes to the Consolidated Financial Statements for further detail.

Net sales increased $6 million and segment loss decreased $5 million in the second quarter of 2023 compared to 2022. Excluding the $2 million profit results of Europe, Corporate and Other costs decreased $2 million to $25 million in the second quarter of 2023 compared to 2022.

Year-to-Date through June 30, 2023 Compared to Year-to-Date through June 30, 2022 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Six Months Ended June 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2023	2022		2023	2022
Net sales	$2,460.7	$2,379.7	3.4%	100.0%	100.0%
Cost of goods sold	1,696.2	1,714.4	1.1	68.9	72.0
Gross profit	764.5	665.3	14.9	31.1	28.0
Selling, general and administrative expenses	348.8	324.9	(7.4)	14.2	13.7
Losses (gains) and other expenses, net	1.1	2.0	45.0	—	0.1
Restructuring charges	—	1.0	100.0	—	—
Income from equity method investments	(3.8)	(1.4)	171.4	(0.2)	(0.1)
Operating income	$418.4	$338.8	23.5%	17.0%	14.2%

Net Sales

Net sales increased 3% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to higher price of 6% and favorable mix of 6%. Partially offsetting these increases were lower sales volumes of 8% and unfavorable foreign currency and other of 1%.
Gross Profit

Gross profit margins for the six months ended June 30, 2023 increased 310 bps to 31.1% compared to 28.0% for the six months ended June 30, 2022. Gross margins increased 390 bps from higher price, 90 bps from lower commodity costs, and 90 bps from favorable mix. Partially offsetting these increases were 80 bps from higher component costs, 60 bps from higher other product costs, 50 bps from lower sales volumes, 40 bps from higher factory inefficiencies, and 30 bps from higher freight and distribution costs.

Selling, General and Administrative Expenses
SG&A increased $24 million to $349 million for the six months ended June 30, 2023 compared to $325 million for the six months ended June 30, 2022 primarily due to higher employee-related costs. As a percentage of net sales, SG&A increased 50 bps to 14.2% from 13.7%.

Losses (gains) and Other Expenses, Net

Losses (gains) and other expenses, net for the six months ended June 30, 2023 and 2022 included the following (in millions):

	For the Six Months Ended June 30,
	2023	2022
Realized losses (gains) on settled future contracts	$0.1	$(0.4)
Foreign currency exchange gains	(3.2)	(0.8)
Gain on disposal of fixed assets	(1.3)	(0.9)
Other operating income	(0.9)	(0.5)
Net change in unrealized (gains) losses on unsettled futures contracts	(0.1)	1.2
Environmental liabilities and special litigation charges	7.3	3.1
Other items, net	(0.8)	0.3
Losses (gains) and other expenses, net (pre-tax)	$1.1	$2.0

Restructuring Charges
There were no restructuring charges for the six months ended June 30, 2023 and $1 million for the six months ended June 30, 2022. Restructuring charges related to ongoing cost reduction actions taken in prior periods.

Income from Equity Method Investments
Income from equity method investments increased to $4 million for the six months ended June 30, 2023 as compared to $1 million for the six months ended June 30, 2022. The increase was due to lower operating costs at the investments.

Interest Expense, net

Interest expense, net increased $14 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to higher interest rates.

Income Taxes

Our effective tax rate increased to 19.0% for the six months ended June 30, 2023 compared to 18.9% for the six months ended June 30, 2022 primarily due to slightly lower income allocated to low tax rate jurisdictions.

Year-to-Date through June 30, 2023 Compared to Year-to-Date through June 30, 2022 - Results by Segment

Residential

The following table presents our Residential segment's net sales and profit for the six months ended June 30, 2023 and 2022 (dollars in millions):

	For the Six Months Ended June 30,
	2023	2022	Difference	% Change
Net sales	$1,617.2	$1,659.6	$(42.4)	(3)%
Profit	$313.7	$324.0	$(10.3)	(3)%
% of net sales	19.4%	19.5%
Net sales decreased 3% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 as sales volumes decreased by 11% and 1% from unfavorable foreign exchange and other. Partially offsetting these declines was 6% from favorable product mix and 3% from higher price.

Segment profit for the first six months of 2023 compared to 2022 decreased $10 million due to $58 million from lower sales volumes, $18 million in higher SG&A costs, $12 million in higher freight and distribution costs, $11 million from higher factory inefficiencies and other product costs, and $10 million in higher component costs. Partially offsetting these decreases was $46 million from higher price, $28 million from favorable product mix, $17 million from favorable commodity costs, $8 million from lower product warranty costs and miscellaneous other costs.

Commercial

The following table presents our Commercial segment's net sales and profit for the six months ended June 30, 2023 and 2022 (dollars in millions):

	For the Six Months Ended June 30,
	2023	2022	Difference	% Change
Net sales	$716.1	$606.9	$109.2	18%
Profit	$153.0	$64.9	$88.1	136%
% of net sales	21.4%	10.7%

Net sales increased 18% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 as price increased 12% and product mix was 7% favorable. Partially offsetting these increases was 1% lower sales volumes.
Segment profit for the first six months of 2023 compared to 2022 increased $88 million primarily due to $75 million from higher price, $32 million from favorable product mix, $7 million from lower commodity costs, and $4 million from lower freight and distribution costs. Partially offsetting these increases were $15 million from higher other product costs including warranty costs, $8 million from higher component costs, $5 million from higher SG&A costs, and $2 million from lower sales volumes.

Corporate and Other

The following table presents our Corporate and Other segment's net sales and loss for the six months ended June 30, 2023 and 2022 (dollars in millions):

	For the Six Months Ended June 30,
	2023	2022 (1)	Difference	% Change
Net sales	$127.4	$113.2	$14.2	13%
Loss	$(41.9)	$(44.5)	$2.6	6%
% of net sales	(32.9)%	(39.3)%

(1) 2022 amounts have been recast to reflect the changes in segment reporting. Please see Note 2 in the Notes to the Consolidated Financial Statements for further detail.

Net sales increased $14 million and segment costs decreased $3 million in the six months ended June 30, 2023 compared to 2022. Excluding the $2 million profit from Europe, Corporate and Other costs increased $4 million to $44 million in the six months ended June 30, 2023 compared to 2022, primarily due to increased employee costs.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the six months ended June 30, 2023 and 2022 (in millions):

	For the Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$116.7	$(0.8)
Net cash used in investing activities	(82.3)	(46.2)
Net cash (used in) provided by financing activities	(33.8)	75.4

Net Cash Provided By (Used In) Operating Activities - The change in net cash provided by operating activities for the six months ended June 30, 2023 compared to the net cash used in operating activities for the same period in 2022 reflects changes in working capital and an increase in net income.

Net Cash Used In Investing Activities - Capital expenditures were $85 million for the six months ended June 30, 2023 compared to $47 million in the same period of 2022. Capital expenditures in 2023 were related to our Commercial factory in Mexico, the general expansion of manufacturing capacity and equipment, and investments in systems and software to support the overall enterprise.

Net Cash (Used In) Provided By Financing Activities - Net cash used in financing activities for the six months ended June 30, 2023 changed to $34 million compared to $75 million provided by financing activities in the same period of 2022. The change was primarily due to less net borrowings partially offset by less share repurchases. We did not repurchase any shares for the six months ended June 30, 2023 and we repurchased $300 million in shares in the same period of 2022. We returned $75 million to shareholders through dividend payments for the six months ended June 30, 2023 and $67 million in the same period of 2022. For additional information on share repurchases, refer to Note 5 in the Notes to the Consolidated Financial Statements.

Debt Position

The following table details our lines of credit and financing arrangements as of June 30, 2023 (in millions):

Outstanding Borrowings
Current maturities of long-term debt:
Asset securitization program (1)	$400.0
Finance lease obligations	11.5
Senior unsecured notes	350.0
Debt issuance costs	(0.2)
Total current maturities of long-term debt	$761.3
Long-term debt:
Finance lease obligations	31.0
Credit agreement (2)	192.0
Senior unsecured notes	600.0
Debt issuance costs	(5.3)
Total long-term debt	817.7
Total debt	$1,579.0

(1) The maximum securitization amount ranges from $300.0 million to $450.0 million, depending on the period. The maximum capacity of the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP. Refer to Note 10 in the Notes to the Consolidated Financial Statements for more information.
(2) The available future borrowings on our Credit Agreement (as defined below) are $556.3 million, after being reduced by the outstanding borrowings and $1.7 million in outstanding standby letters of credit. Refer to Note 10 in the Notes to the Consolidated Financial Statements for more information.

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

The Credit Agreement is guaranteed by certain of our subsidiaries and contains customary covenants applicable to us and our subsidiaries including limitations on indebtedness, liens, dividends, stock repurchases, mergers and sales of all or substantially all of our assets. In addition, the Credit Agreement contains a financial covenant requiring us to maintain, as of the last day of each fiscal quarter for the four prior fiscal quarters, a Total Net Leverage Ratio of no more than 3.50 to 1.00 (or, at our election, on up to two occasions following a material acquisition, 4.00 to 1.00). The Credit Agreement is subject to customary events of default, including non-payment of principal or other amounts under the Credit Agreement, material inaccuracy of representations and warranties, breach of covenants, cross-default to other indebtedness in excess of $75 million, judgements in excess of $75 million, certain voluntary and involuntary bankruptcy events, and the occurrence of a change of control. As of June 30, 2023, we were in compliance with all covenant requirements.

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio decreased to 96% at June 30, 2023 from 115% at December 31, 2022.

As of June 30, 2023, our senior credit ratings were Baa2 with a stable outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $51 million, future cash generated from operations and available borrowing capacity are sufficient to fund operations, planned capital expenditures, future contractual obligations, potential share repurchases and dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $51 million as of June 30, 2023 was $21 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. An actual repatriation in the future from our non-U.S. subsidiaries could be subject to foreign withholding taxes and U.S. state taxes.
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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are involved in a number of claims and lawsuits incident to the operation of our businesses. Where appropriate, insurance coverages are maintained and estimated costs are recorded for such claims and lawsuits. It is management's opinion that none of these claims or lawsuits will have a material adverse effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not repurchase any shares of our common stock in the second quarter of 2023. For additional information on our share repurchase program, refer to Note 5 in the Notes to the Consolidated Financial Statements.

Item 5. Other Information
Rule 10b5-1 Plan Elections
Gary S. Bedard, Executive Vice President and President, LII Residential Heating & Cooling, entered into a prearranged stock trading plan on May 12, 2023. Mr. Bedard's plan provides for the potential gift of 805 shares of the Company's common stock and the sale of approximately 4,040 shares of the Company's common stock between September 1, 2023 and May 8, 2024. The amount of shares to be sold includes shares subject to the vesting of performance share unit awards, and accordingly the actual amount may vary.
This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities and Exchange Act of 1934, as amended, and the Company's policies regarding transactions in the Company's securities.

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

10.20
First Amendment of the Credit Agreement, dated as of April 14, 2023, among Lennox International Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on April 18, 2023 and incorporated herein by reference).

10.21
Amendment No. 12 to Amended and Restated Receivables Purchase Agreement, dated as of April 14, 2023, among LPAC Corp., as the Seller, Lennox Industries Inc., as the Master Servicer, Lennox International Inc., Victory Receivables Corporation, as a Purchaser, MUFG Bank, Ltd., formerly known as The Bank of Tokyo-Mitsubishi UFJ, Ltd., as administrative agent for the Investors, the purchaser agent for the MUFG Purchaser Group and a MUFG Liquidity Bank, Wells Fargo Bank, N.A., as the purchaser agent for the WFB Purchaser Group and a WFB Liquidity Bank, and PNC Bank, N.A., as the purchaser agent for the PNC Purchaser Group and a PNC Liquidity Bank, including attachments (filed as Exhibit 10.2 to LII's Current Report on Form 8-K filed on April 18, 2023 and incorporated herein by reference).

22.1	List of Guarantor Subsidiaries (filed as Exhibit 22.1 to LII's Annual Report on Form 10-K filed on February 21, 2023 and incorporated herein by reference).
31.1	Certification of the principal executive officer (filed herewith).
31.2	Certification of the principal financial officer (filed herewith).
32.1	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101	INS Inline XBRL Instance Document
101	SCH Inline XBRL Taxonomy Extension Schema Document
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101	LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNOX INTERNATIONAL INC.

By: /s/ Joseph W. Reitmeier
Joseph W. Reitmeier
Chief Financial Officer
(on behalf of registrant and as principal financial officer)

Date: July 27, 2023