Form 10-Q
period 2023-09-30
LENNOX INTERNATIONAL INC
filed 2023-10-26
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of October 16, 2023, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 35,539,725.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three and nine months ended September 30, 2023

i

Part I - Financial Information
Item 1. Financial Statements

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(Amounts in millions, except shares and par values)	As of September 30, 2023	As of December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$132.0	$52.6
Short-term investments	9.6	8.5
Accounts and notes receivable, net of allowances of $15.3 and $15.5 in 2023 and 2022, respectively	694.8	608.5
Inventories, net	747.9	753.0
Assets held for sale	92.8	—
Other assets	65.3	73.9
Total current assets	1,742.4	1,496.5
Property, plant and equipment, net of accumulated depreciation of $897.5 and $920.8 in 2023 and 2022, respectively	602.1	548.9
Right-of-use assets from operating leases	214.1	219.9
Goodwill	181.7	186.3
Deferred income taxes	50.1	27.5
Other assets, net	99.7	88.5
Total assets	$2,890.1	$2,567.6

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt	$361.6	$710.6
Current operating lease liabilities	60.2	63.3
Accounts payable	345.8	427.3
Accrued expenses	408.7	376.9
Liabilities held for sale	69.7	—
Income taxes payable	9.0	17.6
Total current liabilities	1,255.0	1,595.7
Long-term debt	1,121.6	814.2
Long-term operating lease liabilities	162.5	161.8
Pensions	33.9	40.1
Other liabilities	157.6	158.9
Total liabilities	2,730.6	2,770.7
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,178.9	1,155.2
Retained earnings	3,400.3	3,070.6
Accumulated other comprehensive loss	(77.0)	(90.6)
Treasury stock, at cost, 51,633,264 shares and 51,700,260 shares for 2023 and 2022, respectively	(4,343.6)	(4,339.2)
Total stockholders' equity (deficit)	159.5	(203.1)
Total liabilities and stockholders' equity (deficit)	$2,890.1	$2,567.6
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$1,366.3	$1,244.9	$3,827.1	$3,624.6
Cost of goods sold	937.8	910.7	2,634.1	2,625.1
Gross profit	428.5	334.2	1,193.0	999.5
Operating Expenses:
Selling, general and administrative expenses	178.9	147.3	527.6	472.2
Losses (gains) and other expenses, net	3.5	3.3	5.2	5.4
Restructuring charges	0.3	0.2	0.2	1.2
Impairment on assets held for sale	63.2	—	63.2	—
Income from equity method investments	(4.2)	(2.4)	(8.0)	(3.9)
Operating income	186.8	185.8	604.8	524.6
Pension settlements	0.3	—	0.4	0.3
Interest expense, net	11.2	10.5	40.4	26.1
Other expense (income), net	0.1	0.7	(0.1)	1.9
Net income before income taxes	175.2	174.6	564.1	496.3
Provision for income taxes	44.8	32.7	118.5	93.6
Net income	$130.4	$141.9	$445.6	$402.7

Earnings per share – Basic:	$3.67	$4.00	$12.55	$11.25

Earnings per share – Diluted:	$3.65	$3.99	$12.51	$11.22

Weighted Average Number of Shares Outstanding - Basic	35.5	35.4	35.5	35.8
Weighted Average Number of Shares Outstanding - Diluted	35.7	35.5	35.6	35.9

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

(Amounts in millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$130.4	$141.9	$445.6	$402.7
Other comprehensive income (loss):
Foreign currency translation adjustments	(5.7)	(11.6)	8.7	(20.7)
Net change in pension and post-retirement liabilities	—	(0.8)	(0.8)	(3.5)
Reclassification of pension and post-retirement benefit losses into earnings	—	1.5	0.6	4.4
Pension settlements	0.3	—	0.4	0.3
Share of equity method investments other comprehensive income	1.1	—	1.1	0.7
Net change in fair value of cash flow hedges	3.1	(8.4)	3.6	(19.7)
Reclassification of cash flow hedge losses (gains) into earnings	0.8	3.7	1.2	(12.5)
Other comprehensive (loss) income before taxes	(0.4)	(15.6)	14.8	(51.0)
Tax (expense) benefit	(0.8)	1.0	(1.2)	6.6
Other comprehensive (loss) income, net of tax	(1.2)	(14.6)	13.6	(44.4)
Comprehensive income	$129.2	$127.3	$459.2	$358.3
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the three and nine months ended September 30, 2023 and 2022 (Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Equity (Deficit)
(For the three months ended September 30, 2023)					Shares	Amount
Balance as of June 30, 2023	$0.9	$1,169.3	$3,309.0	$(75.8)	51.7	$(4,340.8)	$62.6
Net income	—	—	130.4	—	—	—	130.4
Dividends, $1.10 per share	—	—	(39.1)	—	—	—	(39.1)
Foreign currency translation adjustments	—	—	—	(5.7)	—	—	(5.7)
Pension and post-retirement liability changes, net of tax expense of $0.0	—	—	—	0.3	—	—	0.3
Share of equity method investments other comprehensive income	—	—	—	1.1	—	—	1.1
Stock-based compensation expense	—	9.7	—	—	—	—	9.7
Change in cash flow hedges, net of tax expense of $0.8	—	—	—	3.1	—	—	3.1
Treasury shares reissued for common stock	—	(0.1)	—	—	(0.1)	1.2	1.1
Treasury stock purchases	—	—	—	—	—	(4.0)	(4.0)
Balance as of September 30, 2023	$0.9	$1,178.9	$3,400.3	$(77.0)	51.6	$(4,343.6)	$159.5

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the three months ended September 30, 2022)					Shares	Amount
Balance as of June 30, 2022	$0.9	$1,144.0	$2,909.5	$(117.9)	51.7	$(4,337.8)	$(401.3)
Net income	—	—	141.9	—	—	—	141.9
Dividends, $1.06 per share	—	—	(37.5)	—	—	—	(37.5)
Foreign currency translation adjustments	—	—	—	(11.6)	—	—	(11.6)
Pension and post-retirement liability changes, net of tax expense of $0.2	—	—	—	0.5	—	—	0.5
Stock-based compensation expense	—	5.8	—	—	—	—	5.8
Change in cash flow hedges, net of tax benefit of $1.2	—	—	—	(3.5)	—	—	(3.5)
Treasury shares reissued for common stock	—	0.6	—	—	—	0.3	0.9
Treasury stock purchases	—	—	—	—	—	(0.4)	(0.4)
Balance as of September 30, 2022	$0.9	$1,150.4	$3,013.9	$(132.5)	51.7	$(4,337.9)	$(305.2)

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the three and nine months ended September 30, 2023 and 2022 (Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Equity (Deficit)
(For the nine months ended September 30, 2023)					Shares	Amount
Balance as of December 31, 2022	$0.9	$1,155.2	$3,070.6	$(90.6)	51.7	$(4,339.2)	$(203.1)
Net income	—	—	445.6	—	—	—	445.6
Dividends, $3.26 per share	—	—	(115.9)	—	—	—	(115.9)
Foreign currency translation adjustments	—	—	—	8.7	—	—	8.7
Pension and post-retirement liability changes, net of tax expense of $0.0	—	—	—	0.2	—	—	0.2
Share of equity method investments other comprehensive income	—	—	—	1.1	—	—	1.1
Stock-based compensation expense	—	23.5	—	—	—	—	23.5
Change in cash flow hedges, net of tax expense of $1.2	—	—	—	3.6	—	—	3.6
Treasury shares reissued for common stock	—	0.2	—	—	(0.1)	2.7	2.9
Treasury stock purchases	—	—	—	—	—	(7.1)	(7.1)
Balance as of September 30, 2023	$0.9	$1,178.9	$3,400.3	$(77.0)	51.6	$(4,343.6)	$159.5

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the nine months ended September 30, 2022)					Shares	Amount
Balance as of December 31, 2021	$0.9	$1,133.7	$2,719.3	$(88.1)	50.5	$(4,034.8)	$(269.0)
Net income	—	—	402.7	—	—	—	402.7
Dividends, $3.04 per share	—	—	(108.1)	—	—	—	(108.1)
Foreign currency translation adjustments	—	—	—	(20.7)	—	—	(20.7)
Pension and post-retirement liability changes, net of tax expense of $0.7	—	—	—	0.5	—	—	0.5
Share of equity method investments other comprehensive income	—	—	—	0.7	—	—	0.7
Stock-based compensation expense	—	16.4	—	—	—	—	16.4
Change in cash flow hedges, net of tax benefit of $7.3	—	—	—	(24.9)	—	—	(24.9)
Treasury shares reissued for common stock	—	0.3	—	—	(0.1)	2.4	2.7
Treasury stock purchases	—	—	—	—	1.3	(305.5)	(305.5)
Balance as of September 30, 2022	$0.9	$1,150.4	$3,013.9	$(132.5)	51.7	$(4,337.9)	$(305.2)

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

(Amounts in millions)	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$445.6	$402.7
Adjustments to reconcile net income to net cash provided by operating activities:
Income from equity method investments	(8.0)	(3.9)
Impairment on assets held for sale	63.2	—
Dividends from affiliates	—	1.2
Restructuring charges, net of cash paid	—	0.7
Provision for credit losses	4.7	4.3
Unrealized losses, net on derivative contracts	5.6	0.8
Stock-based compensation expense	23.5	16.4
Depreciation and amortization	62.0	56.2
Deferred income taxes	(24.9)	(16.6)
Pension expense	2.4	5.1
Pension contributions	(2.8)	(0.7)
Other items, net	(1.4)	(1.4)
Changes in assets and liabilities:
Accounts and notes receivable	(142.5)	(214.9)
Inventories	(44.9)	(245.7)
Other current assets	(0.5)	(5.1)
Accounts payable	(10.9)	78.7
Accrued expenses	69.4	36.0
Income taxes payable and receivable, net	(6.7)	35.5
Leases, net	3.4	0.8
Other, net	(7.3)	20.0
Net cash provided by operating activities	429.9	170.1
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	1.6	1.2
Purchases of property, plant and equipment	(125.0)	(67.0)
Purchases of short-term investments	(1.1)	(2.4)
Net cash used in investing activities	(124.5)	(68.2)
Cash flows from financing activities:
Asset securitization borrowings	190.0	382.0
Asset securitization payments	(540.0)	(232.0)
Long-term debt payments	(10.6)	(9.8)
Issuance of senior unsecured notes	500.0	—
Borrowings from credit facility	1,547.5	1,967.5
Payments on credit facility	(1,739.5)	(1,752.0)
Payments of deferred financing costs	(5.4)	—
Proceeds from employee stock purchases	2.9	2.7
Repurchases of common stock	—	(300.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(7.1)	(5.5)
Cash dividends paid	(153.4)	(142.0)
Net cash used in financing activities	(215.6)	(89.1)
Increase in cash and cash equivalents	89.8	12.8
Cash balances classified as assets held for sale	(7.6)	—
Effect of exchange rates on cash and cash equivalents	(2.8)	(3.1)
Cash and cash equivalents, beginning of period	52.6	31.0
Cash and cash equivalents, end of period	$132.0	$40.7

Supplemental disclosures of cash flow information:
Interest paid	$42.0	$23.2
Income taxes paid (net of refunds)	$151.3	$75.4
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we","our","us","LII" or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of September 30, 2023, the accompanying unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, the accompanying unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022, the accompanying unaudited Consolidated Statements of Stockholders' Equity (Deficit) for the three and nine months ended September 30, 2023 and 2022, and the accompanying unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Segment Net Sales and Profit (Loss)

Net sales and segment profit (loss) for each segment, along with a reconciliation of segment profit (loss) to Operating income, are shown below (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022 (2)	2023	2022 (2)
Net sales
Residential	$896.3	$835.3	$2,513.6	$2,494.9
Commercial (2)	405.5	352.3	1,121.5	959.2
Corporate and other (2)	64.5	57.3	192.0	170.5
	$1,366.3	$1,244.9	$3,827.1	$3,624.6

Segment profit (loss) (1)
Residential	$181.4	$153.8	$495.2	$477.7
Commercial (2)	97.3	52.4	250.3	117.4
Corporate and other (2)	(23.4)	(16.9)	(65.2)	(61.4)
Total segment profit	255.3	189.3	680.3	533.7
Reconciliation to Operating income:
Impairment on assets held for sale	$63.2	—	$63.2	—
Items in Losses (gains) and other expenses, net that are excluded from segment profit (loss) (1)	5.0	3.3	12.1	7.9
Restructuring charges	0.3	0.2	0.2	1.2
Operating income	$186.8	$185.8	$604.8	$524.6
(1) We define segment profit (loss) as a segment's operating income included in the accompanying Consolidated Statements of Operations, excluding:
◦The following items in Losses (gains) and other expenses, net:
▪Net change in unrealized (gains) losses on unsettled futures contracts,
▪Environmental liabilities and special litigation charges, and;
▪Other items, net
◦Restructuring charges and;
◦Impairment on assets held for sale
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

The computations of basic and diluted earnings per share were as follows (in millions, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$130.4	$141.9	$445.6	$402.7

Weighted-average shares outstanding – basic	35.5	35.4	35.5	35.8
Add: Potential effect of dilutive securities attributable to stock-based payments	0.2	0.1	0.1	0.1
Weighted-average shares outstanding – diluted	35.7	35.5	35.6	35.9

Earnings per share – Basic:	$3.67	$4.00	$12.55	$11.25

Earnings per share – Diluted:	$3.65	$3.99	$12.51	$11.22

The following stock appreciation rights and restricted stock units were outstanding but not included in the diluted earnings per share calculation because the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted-average number of shares	0.1	0.3	0.1	0.3

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

Liabilities for estimated product warranty costs related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions) as of:

	September 30, 2023	December 31, 2022
Accrued expenses	$44.0	$41.3
Other liabilities	100.6	101.4
Total warranty liability	$144.6	$142.7
The changes in product warranty liabilities related to continuing operations for the nine months ended September 30, 2023 were as follows (in millions):

Total warranty liability as of December 31, 2022	$142.7
Warranty claims paid	(33.2)
Changes resulting from issuance of new warranties	44.7
Changes in estimates associated with pre-existing liabilities	(5.2)
Changes in foreign currency translation rates and other	(0.1)
Warranty liability reclassified as liabilities held for sale	(4.3)
Total warranty liability as of September 30, 2023	$144.6

Litigation

We are involved in a number of claims and lawsuits incidental to the operation of our businesses. Insurance coverages are maintained and estimated costs are recorded for such claims and lawsuits, including costs to settle claims and lawsuits, based on experience involving similar matters and specific facts known.

It is management's opinion that none of these claims or lawsuits or any threatened litigation will have a material adverse effect on our financial condition, results of operations or cash flows. Claims and lawsuits, however, involve uncertainties and it is possible that their eventual outcome could adversely affect our results of operations for a particular period.

5. Stock Repurchases:

Our Board of Directors has authorized a total of $4.0 billion to repurchase shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $1.0 billion share repurchase authorization in July 2021. The Share Repurchase Plans allow us to repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The Share Repurchase Plans do not require the repurchase of a specific number of shares and may be terminated at any time. As of September 30, 2023, $546 million was available for repurchase under the Share Repurchase Plans.

6. Assets Held for Sale:

During the third quarter of 2023, we obtained Board approval and reached agreements to sell our European commercial HVAC and refrigeration businesses as well as our European Process Cooling business, both of which are expected to close in the fourth quarter of 2023. All of these businesses are included in the Corporate and Other segment. We have reclassified the assets and liabilities associated with these businesses to assets and liabilities held for sale. The following table presents the assets and liabilities classified as held for sale as of September 30, 2023 (in millions).

Assets held for sale
Cash and cash equivalents	$7.6
Accounts and notes receivable, net of allowances	51.8
Inventories, net	49.8
Other assets	16.4
Property, plant, and equipment, net of accumulated depreciation	3.2
Goodwill	2.3
Valuation allowance	(38.3)
Total assets held for sale as of September 30, 2023	$92.8

Liabilities held for sale
Current liabilities	$61.0
Non-current liabilities	8.7
Total liabilities held for sale as of September 30, 2023	$69.7

Based on the expected fair value of the consideration to be received for these businesses, net of our costs to sell, we recorded an impairment on assets held for sale of $63.2 million related to the sale of our European commercial HVAC and refrigeration businesses. The consideration will be a combination of cash, a note receivable, and contingent consideration. The impairment consists of a $38.3 million valuation allowance for the difference between the consideration, net of our cost to sell and the carrying value of the net assets, including related amounts in Accumulated Other Comprehensive Loss, $22.6 million impairment of Property, plant, and equipment, and a $2.3 million impairment of goodwill. The operating profits and losses generated from these businesses are not material for any period presented.

7. Revenue Recognition:

The following table disaggregates our revenue by business segment by geography which provides information as to the major source of revenue. See Note 2 for additional information on our reportable business segments and the products and services sold in each segment. All amount presented reflect the revised segment presentation.

	For the Three Months Ended September 30, 2023
Primary Geographic Markets	Residential	Commercial	Corporate and Other	Consolidated
United States	$842.1	$376.8	$—	$1,218.9
Canada	54.2	28.7	—	82.9
Other international	—	—	64.5	64.5
Total	$896.3	$405.5	$64.5	$1,366.3

	For the Three Months Ended September 30, 2022(1)
Primary Geographic Markets	Residential	Commercial	Corporate and Other	Consolidated
United States	$779.8	$331.9	$—	$1,111.7
Canada	55.5	20.3	—	75.8
Other international	—	0.1	57.3	57.4
Total	$835.3	$352.3	$57.3	$1,244.9

	For the Nine Months Ended September 30, 2023
Primary Geographic Markets	Residential	Commercial	Corporate and Other	Consolidated
United States	$2,350.0	$1,053.5	$—	$3,403.5
Canada	163.6	68.0	—	231.6
Other international	—	—	192.0	192.0
Total	$2,513.6	$1,121.5	$192.0	$3,827.1

	For the Nine Months Ended September 30, 2022 (1)
Primary Geographic Markets	Residential	Commercial	Corporate and Other	Consolidated
United States	$2,311.2	$915.4	$—	$3,226.6
Canada	183.7	43.2	—	226.9
Other international	—	0.6	170.5	171.1
Total	$2,494.9	$959.2	$170.5	$3,624.6

(1) As discussed in Note 2, we adjusted our segment reporting to include the results of our Heatcraft businesses in Commercial and the results of our European portfolio in Corporate and Other. The amounts for the three and nine months ended September 30, 2022 have been recast to reflect the revised segment presentation.

Residential - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox stores or to independent distributors. For the three months ended September 30, 2023 and 2022, direct sales represented 77% and 72% of revenues, and sales to independent distributors represented the remainder. For the nine months ended September 30, 2023 and 2022, direct sales represented 75% and 70% of revenues, and sales to independent distributors represented the remainder.

Commercial - In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. These products are distributed primarily through commercial contractors and directly to national account customers in the planned replacement, emergency replacement and new construction markets. We manufacture and market equipment for the commercial refrigeration markets under the Heatcraft Worldwide Refrigeration name. Our products are used in the food retail, food service, cold storage as well as non-food refrigeration markets. We sell these products to distributors, installing contractors, engineering design firms, original equipment manufacturers and end-users. Lennox National Account Services provides installation, service and preventive maintenance for HVAC national account customers in the United States and Canada. For the three months ended September 30, 2023 and 2022, equipment sales represented 88% and 88% of revenues and the remainder of our revenue was generated from our service business. For the nine months ended September 30, 2023 and 2022, equipment sales represented 87% and 87% of revenues and the remainder of our revenue was generated from our service business.

Corporate and Other - In Europe, we manufacture and market equipment for the global commercial refrigeration markets. We also manufacture and sell unitary heating and cooling products and applied systems. A de minimis amount of segment revenue relates to services for start-up and commissioning activities.

Contract Liabilities - Our contract liabilities consist of advance payments and deferred revenue. Net contract liabilities consisted of the following (in millions) as of:

	September 30, 2023	December 31, 2022
Contract liabilities - current	$(4.9)	$(9.6)
Contract liabilities - noncurrent	(7.2)	(6.4)
Total	$(12.1)	$(16.0)

For the three months ended September 30, 2023 and 2022, we recognized revenue of $2.8 million and $3.6 million and for the nine months ended we recognized revenue of $7.0 million and $9.5 million related to our contract liabilities at January 1, 2023 and 2022, respectively. Impairment losses recognized in our receivables and contract assets were de minimis in 2023 and 2022.

8. Other Financial Statement Details:
Inventories:
The components of inventories are as follows (in millions) as of:

	September 30, 2023	December 31, 2022
Finished goods	$544.7	$534.6
Work in process	8.6	8.9
Raw materials and parts	322.9	328.7
Subtotal	876.2	872.2
Excess of current cost over last-in, first-out cost	(128.3)	(119.2)
Total inventories, net	$747.9	$753.0

Goodwill:
The changes in the carrying amount of goodwill in 2023, in total and by segment, are summarized in the table below (in millions):

	Balance as of December 31, 2022	Goodwill Reallocation (1)	Reallocation to Assets Held for Sale (2)	Balance as of September 30, 2023
Residential	$26.1	$—	$—	$26.1
Commercial (1)	61.1	94.5	—	155.6
Refrigeration (1)	99.1	(99.1)	—	$—
Corporate and Other (1)	—	4.6	(4.6)	—
Total Goodwill	$186.3	$—	$(4.6)	181.7

(1) As discussed in Note 2, we recast our segment presentation to present our Heatcraft Worldwide Refrigeration business as a component of our Commercial segment and our European portfolio as a component of Corporate & Other. Since there is no longer a Refrigeration segment, we allocated goodwill to each segment based upon the relative fair value of the business.

(2) As discussed in Note 6, we are presenting the assets and liabilities of our European businesses as Assets Held for Sale. There was $4.6 million of goodwill related to our European portfolio. As part of the loss on assets held for sale, we recorded an impairment of $2.3 million for a portion of the goodwill transferred.

We monitor our reporting units for indicators of impairment throughout the year to determine if a change in facts or circumstances warrants a re-evaluation of our goodwill. We have not recorded any goodwill impairments for the nine months ended September 30, 2023 or in any periods presented for our continuing businesses.

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

Cash Flow Hedges

We have foreign exchange forward contracts and commodity futures contracts designated as cash flow hedges that are scheduled to mature through August 2024. Unrealized gains or losses from our cash flow hedges are included in Accumulated other comprehensive loss (“AOCL”) and are expected to be reclassified into earnings within the next 12 months based on the prices of the commodities and foreign currencies at the settlement dates. We recorded the following amounts in AOCL related to our cash flow hedges (in millions) as of:

	September 30, 2023	December 31, 2022
Unrealized losses (gains), net on unsettled contracts	$1.5	$6.3
Income tax (benefit) expense	(0.2)	(1.4)
Unrealized losses (gains), net included in AOCL, net of tax (1)	$1.3	$4.9
(1) Assuming commodity prices and foreign currency exchange rates remain constant, we expect to reclassify $1.2 million of derivative losses as of September 30, 2023 into earnings within the next 12 months.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Stock-based compensation expense	$9.7	$5.8	$23.5	$16.4

9. Pension Benefit Plans:

The components of net periodic benefit cost for pension benefits were as follows (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost	$0.5	$1.1	$1.6	$3.2
Interest cost	2.2	1.5	6.7	4.5
Expected return on plan assets	(2.4)	(2.3)	(7.1)	(7.0)
Recognized actuarial loss	—	1.5	0.6	4.4
Other	0.3	0.2	(0.1)	0.2
Settlements and curtailments	0.3	—	0.4	0.3
Net periodic benefit cost	$0.9	$2.0	$2.1	$5.6
10. Income Taxes:

As of September 30, 2023, we had approximately $4.0 million in total gross unrecognized tax benefits. All of this amount, if recognized, would be recorded through the Consolidated Statements of Operations. Our effective tax rate was 25.6% for the three months ended September 30, 2023 compared to 18.7% for the three months ended September 30, 2022, 21.0% for the nine months ended September 30, 2023 and 18.9% for the nine months ended September 30, 2022. The change in the rate is primarily due to the allocation of income to higher tax jurisdictions and a discrete adjustment related to the European divestiture.

We are currently under a U.S. federal income tax audit by the Internal Revenue Service for 2021. We are also subject to examination by numerous other taxing authorities in the U.S. and in foreign jurisdictions. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years prior to 2016.

11. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions) as of:

	September 30, 2023	December 31, 2022
Current maturities of long-term debt:
Asset securitization program	$—	$350.0
Finance lease obligations	11.6	11.2
Senior unsecured notes	350.0	350.0
Debt issuance costs	—	(0.6)
Total current maturities of long-term debt	$361.6	$710.6
Long-Term Debt:
Finance lease obligations	31.9	28.3
Credit agreement	—	192.0
Senior unsecured notes	1,100.0	600.0
Debt issuance costs	(10.3)	(6.1)
Total long-term debt	$1,121.6	$814.2
Total debt	$1,483.2	$1,524.8

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist us in financing seasonal borrowing needs for our foreign locations. We had no outstanding foreign obligations as of September 30, 2023 or December 31, 2022 and there were no borrowings or repayments on these facilities during the nine months ended September 30, 2023.

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

We renewed the ASP in November 2021, extending its term to November 2023 and increasing the maximum securitization amount to a range from $300.0 million to $450.0 million, depending on the period. The maximum capacity under the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less allowances, as defined by the ASP. Eligibility for securitization is limited based on the amount and quality of the qualifying accounts receivable and is calculated monthly. The eligible amounts available and beneficial interests sold were as follows (in millions) as of:

	September 30, 2023	December 31, 2022
Eligible amount available under the ASP on qualified accounts receivable	$400.0	$350.0
Less: Beneficial interest transferred	—	(350.0)
Remaining amount available	$400.0	$—
We pay certain discount fees to use the ASP and to have the facility available to us. These fees relate to both the used and unused portions of the securitization. The used fee is based on the beneficial interests sold and calculated on the floating commercial paper rate determined by the purchaser of the beneficial interest, plus a program fee of 0.70%. The average rates as of September 30, 2023 and December 31, 2022 were 0.00% and 5.17%, respectively. The unused fee is based on 101% of the maximum available amount less the beneficial interest transferred and is calculated at a rate ranging between 0.25% and 0.35%, depending on the available borrowings, throughout the term of the agreement. We recorded these fees in Interest expense, net in the accompanying Consolidated Statements of Operations.

The ASP contains certain restrictive covenants relating to the quality of our accounts receivable and cross-default provisions with our Credit Agreement (as defined below), senior unsecured notes and any other indebtedness we may have over $75.0 million. The administrative agent under the ASP is also a participant in our Credit Agreement, as defined below. The participating financial institutions have investment grade credit ratings. As of September 30, 2023, we were in compliance with all covenant requirements. The ASP will expire according to its terms in November 2023 and we do not intend to renew it.

Second Amendment to the Credit Agreement

In August 2023, we entered into the Second Amendment (the “Second Amendment”) to our existing Credit Agreement, dated as of July 14, 2021 (as amended, the "Credit Agreement"), with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. Under the Second Amendment, the revolving commitments were increased by $350 million and certain representations required to be made as conditions precedent to borrowing were revised to provide us greater flexibility to enter into additional future financing.

The Credit Agreement consists of a $1.1 billion unsecured revolving credit facility. We had outstanding borrowings of $0.0 million as well as $1.7 million committed to standby letters of credit as of September 30, 2023. Subject to covenant limitations, $1,098.3 million was available for future borrowings. The Credit Agreement includes a subfacility for swingline loans up to $65.0 million. The Credit Agreement will expire and outstanding loans will be required to be repaid in July 2026, unless maturity is extended by the lenders pursuant to two one-year extension options that we may request under the Credit Agreement.

Our weighted average borrowing rate on the facility was as follows as of:

	September 30, 2023	December 31, 2022
Weighted average borrowing rate	—%	5.57%

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

If any event of default occurs and is continuing, the administrative agent, or lenders with a majority of the aggregate commitments may require the administrative agent to, terminate our right to borrow under our Credit Agreement and accelerate amounts due under our Credit Agreement (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate). As of September 30, 2023, we were in compliance with all covenant requirements.

Senior Unsecured Notes

In September 2023, we issued $500.0 million of senior unsecured notes, which will mature in September 2028 (the "2028 Notes") with interest being paid semi-annually in March and September at 5.50%. We issued two series of senior unsecured notes on July 30, 2020 for $300.0 million each, which will mature on August 1, 2025 (the "2025 Notes") and August 1, 2027 (the "2027 Notes") with interest being paid semi-annually in February and August at 1.35% and 1.70% respectively, per annum. We also issued $350.0 million of senior unsecured notes in November 2016 (the "2023 Notes," and together with the 2025 Notes, 2027 Notes, and the 2028 Notes, the "Notes") which will mature on November 15, 2023 with interest being paid semi-annually on May 15 and November 15 at 3.00% per annum.

All the Notes are guaranteed, on a senior unsecured basis, by certain of our subsidiaries that guarantee indebtedness under our Credit Agreement. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of September 30, 2023, we believe we were in compliance with all covenant requirements.

Commercial Paper Program

On October 25, 2023, we established a commercial paper program (the “Program”) pursuant to which we may issue short-term, unsecured commercial paper notes (the “CP Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the CP Notes outstanding under the Program at any time not to exceed $500.0 million. The CP Notes will have maturities of up to 397 days from the date of issue. The CP Notes will rank pari passu with all of our other unsecured and unsubordinated indebtedness. The net proceeds of the issuances of the CP Notes are expected to be used for general corporate purposes. We plan to use our revolving credit facility as a liquidity backstop for the repayment of CP Notes outstanding under the Program. No CP Notes are currently outstanding under the Program.

12. Comprehensive Income (Loss):

The following table provides information on items reclassified from AOCL to Net income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Affected Line Item(s) in the Consolidated Statements of Operations
	2023	2022	2023	2022
(Losses) Gains on Cash Flow Hedges:
Derivatives contracts	$(0.8)	$(3.7)	$(1.2)	$12.5	Cost of goods sold; Losses (gains) and other expenses, net
Income tax (expense) benefit	0.2	0.8	0.3	(2.9)	Provision for income taxes
Net of tax	$(0.6)	$(2.9)	$(0.9)	$9.6

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$—	$(1.5)	$(0.6)	$(4.4)	Other expense (income), net
Pension settlements	(0.3)	—	(0.4)	(0.3)	Pension settlements
Income tax benefit	0.1	0.4	0.2	1.2	Provision for income taxes
Net of tax	$(0.2)	$(1.1)	$(0.8)	$(3.5)
Total reclassifications from AOCL	$(0.8)	$(4.0)	$(1.7)	$6.1

The following table provides information on changes in AOCL, by component (net of tax), for the nine months ended September 30, 2023 (in millions):

	(Losses) Gains on Cash Flow Hedges	Share of equity method investments other comprehensive income	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2022	$(4.9)	$(0.5)	$(46.2)	$(39.0)	$(90.6)
Other comprehensive income (loss) before reclassifications	2.7	1.1	(0.6)	8.7	11.9
Amounts reclassified from AOCL	0.9	—	0.8	—	1.7
Net other comprehensive income	3.6	1.1	0.2	8.7	13.6
Balance as of September 30, 2023	$(1.3)	$0.6	$(46.0)	$(30.3)	$(77.0)

13. Fair Value Measurements:

Fair Value Hierarchy

The methodologies used to determine the fair value of our financial assets and liabilities at September 30, 2023 were the same as those used at December 31, 2022.
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

The fair value of our senior unsecured notes in Long-term debt, classified as Level 2, was based on the amount of future cash flows using current market rates for debt instruments of similar maturities and credit risk. The following table presents their fair value (in millions) as of:

	September 30, 2023	December 31, 2022
Senior unsecured notes	$1,386.2	$878.0

14. Subsequent Event:

On October 25, 2023, we announced the acquisition of AES, a company dedicated to service and sustainability in the light commercial markets. Across North America, AES provides installation services, adapter curbs, and recycling services. AES will become part of the Commercial segment. The final net purchase price is expected to be approximately $90 million in cash which will be funded by the available borrowing capacity on our outstanding debt.

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

Change in Segment Reporting

Prior to January 1, 2023, we operated in three reportable business segments. In November 2022, we announced the decision to explore strategic alternatives for our European commercial HVAC and refrigeration businesses. We continue to operate and invest in our Heatcraft Worldwide Refrigeration business which became part of the Commercial segment effective on January 1, 2023, while the European portfolio will be presented with Corporate and Other until disposition. The consolidation of our Heatcraft business within the Commercial segment provides the opportunity to leverage synergies and create long-term growth opportunities by integrating entities with similar products, end consumers and financial performance metrics under the same management. The change in segment reporting better aligns with how the businesses are managed and evaluated given the change in portfolio. All amounts discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations reflect the revised segment presentation.

Financial Overview

Results for the third quarter of 2023 were driven by overall year-over-year sales and profit increases. Net sales increased 15% and segment profit increased $45 million for the Commercial segment. Net sales increased 7% and segment profit increased $28 million for the Residential segment. Net sales increased 13% and segment loss decreased $7 million for the Corporate & Other segment.

Financial Highlights

•Net sales increased $121 million to $1,366 million in the third quarter of 2023 driven by favorable mix and price partially offset by lower sales volumes and unfavorable foreign currency.
•Operating income in the third quarter of 2023 increased $1 million to $187 million primarily driven by favorable mix and price partially offset by a $63 million loss on assets held for sale.
•Net income for the third quarter of 2023 was $130 million.
•Diluted earnings per share was $3.65 per share in the third quarter of 2023 compared to $3.99 per share in the third quarter of 2022.
•For the nine months ended September 30, 2023, we returned $153 million to shareholders through dividend payments.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended September 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2023	2022		2023	2022
Net sales	$1,366.3	$1,244.9	9.8%	100.0%	100.0%
Cost of goods sold	937.8	910.7	(3.0)	68.6	73.2
Gross profit	428.5	334.2	28.2	31.4	26.8
Selling, general and administrative expenses	178.9	147.3	(21.5)	13.1	11.8
Losses (gains) and other expenses, net	3.5	3.3	(6.1)	0.3	0.3
Restructuring charges	0.3	0.2	(50.0)	—	—
Impairment on assets held for sale	63.2	—	(100.0)	4.6	—
Income from equity method investments	(4.2)	(2.4)	75.0	(0.3)	(0.2)
Operating income	$186.8	$185.8	0.5%	13.7%	14.9%

Net Sales

Net sales for the third quarter of 2023 compared to the third quarter of 2022 increased 10% as a result of favorable mix of 6% and favorable product price of 5% which was partially offset by lower sales volumes of 1%.

Gross Profit

Gross profit margins in the third quarter of 2023 increased 460 basis points ("bps") to 31.4% compared to 26.8% in the third quarter of 2022. Gross margins increased 280 bps from favorable price, 220 bps from favorable product mix, and 70 bps from favorable commodity costs. Partially offsetting these increases were 40 bps from higher warranty costs, 30 bps from higher component costs, 20 bps from higher freight and distribution costs, 10 bps from lower sales volume, and 10 bps from higher other miscellaneous costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") increased $32 million to $179 million in the third quarter of 2023 compared to $147 million in the third quarter of 2022 primarily due to higher employee-related costs including incentive compensation and wage inflation. As a percentage of net sales, SG&A increased 130 bps to 13.1%.
Losses (gains) and Other Expenses, Net

Losses (gains) and other expenses, net for the third quarter of 2023 and 2022 included the following (in millions):

	For the Three Months Ended September 30,
	2023	2022
Realized losses on settled future contracts	$—	$0.3
Foreign currency exchange (gains) losses	(1.2)	0.3
Gain on disposal of fixed assets	(0.2)	(0.4)
Other operating income	(0.1)	(0.2)
Environmental liabilities and special litigation charges	3.9	3.1
Other items, net	1.1	0.2
Losses (gains) and other expenses, net (pre-tax)	$3.5	$3.3

Impairment on Assets Held for Sale

We recorded a $63 million impairment on assets held for sale in the third quarter of 2023 related to the sale of our European commercial HVAC and refrigeration businesses. The loss is the result of the difference between the expected fair value of the consideration received for these businesses, net of our costs to sell, and the carrying value of the net assets.

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownership, but do not control them due to venture partner participation. Accordingly, these joint ventures have been accounted for under the equity method and their financial position and results of operations are not consolidated. We recognized income from equity method investments of $4 million in the third quarter of 2023 and $2 million in the third quarter of 2022.

Interest Expense, net

Interest expense, net remained relatively unchanged at $11 million in the third quarter of 2023 as compared to the third quarter of 2022.

Income Taxes

Our effective tax rate was 25.6% for the third quarter of 2023 compared to 18.7% for the third quarter of 2022. The rate increased primarily due to the allocation of income to higher tax jurisdictions and a discrete adjustment related to the European businesses.

We expect our annual effective tax rate to be 20-22%, excluding the impacts of excess tax benefits recorded as a reduction of income taxes under ASU No. 2016-09.

Third Quarter of 2023 Compared to Third Quarter of 2022 - Results by Segment

Residential

The following table presents our Residential segment's net sales and profit for the third quarter of 2023 and 2022 (dollars in millions):

	For the Three Months Ended September 30,
	2023	2022	Difference	% Change
Net sales	$896.3	$835.3	$61.0	7%
Profit	$181.4	$153.8	$27.6	18%
% of net sales	20.2%	18.4%
Net sales increased 7% in the third quarter of 2023 compared to 2022 due to favorable product mix of 7% and higher price of 2%. Partially offsetting these increases were lower sales volumes of 2%.

Segment profit in the third quarter of 2023 compared to 2022 increased by $28 million, primarily due to $37 million from favorable product mix, $14 million from higher price and $10 million from lower commodity costs. Partially offsetting these increases were $16 million from higher SG&A costs, $7 million from higher factory inefficiencies, $6 million from miscellaneous other items and $4 million from lower sales volumes.

Commercial

The following table presents our Commercial segment's net sales and profit for the third quarter of 2023 and 2022 (dollars in millions):

	For the Three Months Ended September 30,
	2023	2022 (1)	Difference	% Change
Net sales	$405.5	$352.3	$53.2	15%
Profit	$97.3	$52.4	$44.9	86%
% of net sales	24.0%	14.9%

(1) 2022 amounts have been recast to reflect the changes in segment reporting. Please see Note 2 in the Notes to the Consolidated Financial Statements for further detail.

Net sales increased 15% in the third quarter of 2023 compared to 2022 as price increased 10%, product mix increased 3% and sales volumes increased 2%.

Segment profit in the third quarter of 2023 compared to 2022 increased $45 million primarily due to $37 million from favorable price, $10 million from favorable product mix, and $1 million from higher sales volumes. Partially offsetting these increases were $3 million from higher SG&A costs.

Corporate and Other

The following table presents our Corporate and Other segment's net sales and loss for the third quarter of 2023 and 2022 (dollars in millions):

	For the Three Months Ended September 30,
	2023	2022 (1)	Difference	% Change
Net sales	$64.5	$57.3	$7.2	13%
Loss	$(23.4)	$(16.9)	$(6.5)	(38)%

(1) 2022 amounts have been recast to reflect the changes in segment reporting. Please see Note 2 in the Notes to the Consolidated Financial Statements for further detail.

Net sales increased $7 million and segment loss increased $7 million in the third quarter of 2023 as compared to 2022. Our European businesses generated $4 million profit in the third quarter of 2023 and a loss of less than $1 million in the third quarter of 2022. Excluding our European businesses, Corporate and Other costs increased to $11 million in the third quarter of 2023 compared to 2022 due primarily to higher incentive compensation and wage inflation.

Year-to-Date through September 30, 2023 Compared to Year-to-Date through September 30, 2022 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Nine Months Ended September 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2023	2022		2023	2022
Net sales	$3,827.1	$3,624.6	5.6%	100.0%	100.0%
Cost of goods sold	2,634.1	2,625.1	(0.3)	68.8	72.4
Gross profit	1,193.0	999.5	19.4	31.2	27.6
Selling, general and administrative expenses	527.6	472.2	(11.7)	13.8	13.0
Losses (gains) and other expenses, net	5.2	5.4	3.7	0.1	0.1
Restructuring charges	0.2	1.2	83.3	—	—
Impairment on assets held for sale	63.2	—	(100.0)	1.7	—
Income from equity method investments	(8.0)	(3.9)	105.1	(0.2)	(0.1)
Operating income	$604.8	$524.6	15.3%	15.8%	14.5%

Net Sales

Net sales increased 6% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to favorable product mix of 6% and higher price of 5%. Partially offsetting these increases were lower sales volumes of 5%.
Gross Profit

Gross profit margins for the nine months ended September 30, 2023 increased 360 bps to 31.2% compared to 27.6% for the nine months ended September 30, 2022. Gross margins increased 350 bps from higher price, 140 bps from favorable mix and 90 bps from lower commodity costs. Partially offsetting these increases were 70 bps from higher other product costs, 60 bps from higher component costs, 40 bps from lower sales volumes, 30 bps from higher freight and distribution costs and 20 bps from higher miscellaneous other costs.

Selling, General and Administrative Expenses
SG&A increased $55 million to $528 million for the nine months ended September 30, 2023 compared to $472 million for the nine months ended September 30, 2022 primarily due to higher employee-related costs. As a percentage of net sales, SG&A increased 80 bps to 13.8% from 13.0%.

Losses (gains) and Other Expenses, Net

Losses (gains) and other expenses, net for the nine months ended September 30, 2023 and 2022 included the following (in millions):

	For the Nine Months Ended September 30,
	2023	2022
Realized losses (gains) on settled future contracts	$0.1	$(0.1)
Foreign currency exchange gains	(4.2)	(0.5)
Gain on disposal of fixed assets	(1.4)	(1.3)
Other operating income	(1.4)	(0.6)
Net change in unrealized (gains) losses on unsettled futures contracts	(0.1)	1.2
Environmental liabilities and special litigation charges	11.1	6.2
Other items, net	1.1	0.5
Losses (gains) and other expenses, net (pre-tax)	$5.2	$5.4

Impairment on Assets Held for Sale

We recorded a $63 million impairment on assets held for sale in the third quarter of 2023 related to the sale of our European commercial HVAC and refrigeration businesses. The loss is the result of the difference between the expected fair value of the consideration received for these businesses, net of our costs to sell, and the carrying value of the net assets.

Income from Equity Method Investments
Income from equity method investments increased to $8 million for the nine months ended September 30, 2023 as compared to $4 million for the nine months ended September 30, 2022. The increase was due to lower operating costs at the investments.

Interest Expense, net

Interest expense, net increased $14 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to higher interest rates.

Income Taxes

Our effective tax rate increased to 21.0% for the nine months ended September 30, 2023 compared to 18.9% for the nine months ended September 30, 2022 primarily due to the allocation of income to higher tax jurisdictions and a discrete adjustment related to the European divestiture.

Year-to-Date through September 30, 2023 Compared to Year-to-Date through September 30, 2022 - Results by Segment

Residential

The following table presents our Residential segment's net sales and profit for the nine months ended September 30, 2023 and 2022 (dollars in millions):

	For the Nine Months Ended September 30,
	2023	2022	Difference	% Change
Net sales	$2,513.6	$2,494.9	$18.7	1%
Profit	$495.2	$477.7	$17.5	4%
% of net sales	19.7%	19.1%

Net sales increased 1% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to favorable product mix of 7% and higher price of 2%. Partially offsetting these increases was lower sales volumes of 8%.

Segment profit for the first nine months of 2023 compared to 2022 increased $17 million primarily due to $65 million from favorable product mix, $60 million from higher price, and $27 million from lower commodity costs. Partially offsetting these increases was $62 million from lower sales volumes, $34 million from higher SG&A costs, $17 million from higher freight and distribution costs, $13 million from higher component costs, and $9 million from miscellaneous other items.

Commercial

The following table presents our Commercial segment's net sales and profit for the nine months ended September 30, 2023 and 2022 (dollars in millions):

	For the Nine Months Ended September 30,
	2023	2022 (1)	Difference	% Change
Net sales	$1,121.5	$959.2	$162.3	17%
Profit	$250.3	$117.4	$132.9	113%
% of net sales	22.3%	12.2%

(1) 2022 amounts have been recast to reflect the changes in segment reporting. Please see Note 2 in the Notes to the Consolidated Financial Statements for further detail.

Net sales increased 17% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 as price increased 11% and product mix was 6% favorable.
Segment profit for the first nine months of 2023 compared to 2022 increased $133 million primarily due to $112 million from higher price, $43 million from favorable product mix, $6 million from lower commodity costs, and $6 million from lower freight and distribution costs. Partially offsetting these increases were $16 million from higher other product costs including warranty costs, $9 million from higher component costs, and $9 million from higher SG&A costs.

Corporate and Other

The following table presents our Corporate and Other segment's net sales and loss for the nine months ended September 30, 2023 and 2022 (dollars in millions):

	For the Nine Months Ended September 30,
	2023	2022 (1)	Difference	% Change
Net sales	$192.0	$170.5	$21.5	13%
Loss	$(65.2)	$(61.4)	$(3.8)	(6)%

(1) 2022 amounts have been recast to reflect the changes in segment reporting. Please see Note 2 in the Notes to the Consolidated Financial Statements for further detail.

Net sales increased $21 million and segment loss increased $4 million during the nine months ended September 30, 2023 as compared to 2022. Our European businesses generated a profit of $6 million in the nine months ended September 30, 2023 and a loss of $4 million in the nine months ended September 30, 2022. Excluding our European businesses, Corporate and Other costs increased $14 million due primarily to higher incentive compensation costs and wage inflation.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and an asset securitization arrangement. Upon expiration of the asset securitization arrangement, our new commercial paper program (described below) will serve as an additional source of liquidity. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the nine months ended September 30, 2023 and 2022 (in millions):

	For the Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$429.9	$170.1
Net cash used in investing activities	(124.5)	(68.2)
Net cash used in financing activities	(215.6)	(89.1)

Net Cash Provided By Operating Activities - The change in net cash provided by operating activities for the nine months ended September 30, 2023 compared to the net cash provided by operating activities for the same period in 2022 reflects changes in working capital and an increase in net income.

Net Cash Used In Investing Activities - Capital expenditures were $125 million for the nine months ended September 30, 2023 compared to $67 million in the same period of 2022. Capital expenditures in 2023 were related to our Commercial factory in Mexico, the general expansion of manufacturing capacity and equipment, and investments in systems and software to support the overall enterprise.

Net Cash Used In Financing Activities - Net cash used in financing activities for the nine months ended September 30, 2023 increased to $216 million compared to $89 million used in financing activities in the same period of 2022. The change was primarily due to changes net borrowings and repayments of long-term debt partially offset by less share repurchases. We did not repurchase any shares for the nine months ended September 30, 2023 and we repurchased $300 million in shares in the same period of 2022. We returned $153 million to shareholders through dividend payments for the nine months ended September 30, 2023 and $142 million in the same period of 2022. For additional information on share repurchases, refer to Note 5 in the Notes to the Consolidated Financial Statements.

Debt Position

The following table details our lines of credit and financing arrangements as of September 30, 2023 (in millions):

Outstanding Borrowings
Current maturities of long-term debt:
Asset securitization program (1)	$—
Finance lease obligations	11.6
Senior unsecured notes	350.0
Debt issuance costs	—
Total current maturities of long-term debt	$361.6
Long-term debt:
Finance lease obligations	31.9
Credit agreement (2)	—
Senior unsecured notes	1,100.0
Debt issuance costs	(10.3)
Total long-term debt	1,121.6
Total debt	$1,483.2

(1) The maximum securitization amount ranges from $300.0 million to $450.0 million, depending on the period. The maximum capacity of the ASP is the lesser of the maximum securitization amount or 100% of the net pool balance less reserves, as defined under the ASP. Refer to Note 11 in the Notes to the Consolidated Financial Statements for more information.

(2) The available future borrowings on our Credit Agreement (as defined below) are $1,098.3 million, after being reduced by the outstanding borrowings and $1.7 million in outstanding standby letters of credit. Refer to Note 11 in the Notes to the Consolidated Financial Statements for more information.

Second Amendment to the Credit Agreement

In August 2023, we entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement, dated as of July 14, 2021 (as amended, the "Credit Agreement"), with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. Under the Second Amendment, the revolving commitments were increased by $350 million and certain representations required to be made as conditions precedent to borrowing were revised to provide us greater flexibility to enter into additional future financing.

The Credit Agreement provides for revolving credit commitments of $1.1 billion with sublimits for swingline loans of up to $65 million, letters of credit up to $100 million and revolving loans in certain non-U.S. currencies up to the U.S. dollar equivalent of $40 million. The Credit Agreement will expire and outstanding loans will be required to be repaid in July 2026, unless maturity is extended by the lenders pursuant to two one-year extension options that we may request under the Credit Agreement.

The Credit Agreement is guaranteed by certain of our subsidiaries and contains customary covenants applicable to us and our subsidiaries including limitations on indebtedness, liens, dividends, stock repurchases, mergers and sales of all or substantially all of our assets. In addition, the Credit Agreement contains a financial covenant requiring us to maintain, as of the last day of each fiscal quarter for the four prior fiscal quarters, a Total Net Leverage Ratio of no more than 3.50 to 1.00 (or, at our election, on up to two occasions following a material acquisition, 4.00 to 1.00). The Credit Agreement is subject to customary events of default, including non-payment of principal or other amounts under the Credit Agreement, material inaccuracy of representations and warranties, breach of covenants, cross-default to other indebtedness in excess of $75 million, judgements in excess of $75 million, certain voluntary and involuntary bankruptcy events, and the occurrence of a change of control. As of September 30, 2023, we believe we were in compliance with all covenant requirements.

Senior Unsecured Notes

In September 2023, we issued $500.0 million of senior unsecured notes, which will mature in September 2028 (the "2028 Notes") with interest being paid semi-annually in March and September at 5.50%. We issued two series of senior unsecured notes on July 30, 2020 for $300.0 million each, which will mature on August 1, 2025 (the "2025 Notes") and August 1, 2027 (the "2027 Notes") with interest being paid semi-annually in February and August at 1.35% and 1.70% respectively, per annum. We also issued $350.0 million of senior unsecured notes in November 2016 (the "2023 Notes," and together with the 2025 Notes, 2027 Notes, and the 2028 Notes, the "Notes") which will mature on November 15, 2023 with interest being paid semi-annually on May 15 and November 15 at 3.00% per annum.

All the Notes are guaranteed, on a senior unsecured basis, by certain of our subsidiaries that guarantee indebtedness under our Credit Agreement. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of September 30, 2023, we believe we were in compliance with all covenant requirements.

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio decreased to 90% at September 30, 2023 from 115% at December 31, 2022.

As of September 30, 2023, our senior credit ratings were Baa2 with a stable outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $132 million, future cash generated from operations and available borrowing capacity are sufficient to fund operations, planned capital expenditures, future contractual obligations, potential share repurchases and dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $132 million as of September 30, 2023 was $18 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. An actual repatriation in the future from our non-U.S. subsidiaries could be subject to foreign withholding taxes and U.S. state taxes.

Both our ASP as well as our $350.0 million 2023 Notes will mature during the fourth quarter. We pre-funded the 2023 notes maturity through the issuance of the 2028 Notes. We are replacing the expiring ASP with a $500.0 million commercial paper program, as described below. We do not believe that these changes will have any material impact on our results of operation or liquidity.
Guarantees related to our Debt Obligations

Our senior unsecured notes were issued by Lennox International Inc. and are unconditionally guaranteed by certain of our subsidiaries (the "Guarantor Subsidiaries"). The Guarantor Subsidiaries are 100% owned and consolidated, all guarantees are full and unconditional, and all guarantees are joint and several.

The following combined Parent and Guarantor Subsidiaries financial information is presented as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 (in millions):

	September 30, 2023	December 31, 2022
Current assets	933.7	772.1
Non-current assets	6,086.7	4,844.4
Current liabilities	1,004.9	1,023.2
Non-current liabilities	1,456.2	1,149.0
Amounts due to non-guarantor subsidiaries	(725.4)	(537.7)

	For the Three Months Ended September 30, 2023	For the Nine Months Ended, September 30, 2023
Net Sales	1,289.0	3,559.3
Gross Profit	339.5	888.4
Net Income	372.2	1,072.6

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are involved in a number of claims and lawsuits incidental to the operation of our businesses. Where appropriate, insurance coverages are maintained and estimated costs are recorded for such claims and lawsuits. It is management's opinion that none of these claims or lawsuits will have a material adverse effect, individually or in the aggregate, on our financial position, results of operations or cash flows.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
We did not repurchase any shares of our common stock in the third quarter of 2023. For additional information on our share repurchase program, refer to Note 5 in the Notes to the Consolidated Financial Statements.

Item 5. Other Information

Rule 10b5-1 Plan Elections

During the quarter ended September 30, 2023, none of our directors or officers adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Commercial Paper Program

The information set forth below in this Item 5 is included herein in lieu of reporting on a Current Report on Form 8-K under Item 2.03. Creation of a Direct Financial Obligation of a Registrant.

On October 25, 2023, we established a commercial paper program (the “Program”) pursuant to which we may issue short-term, unsecured commercial paper notes (the “CP Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the CP Notes outstanding under the Program at any time not to exceed $500.0 million. The CP Notes will have maturities of up to 397 days from the date of issue. The CP Notes will rank pari passu with all of our other unsecured and unsubordinated indebtedness. The net proceeds of the issuances of the CP Notes are expected to be used for general corporate purposes. We plan to use our revolving credit facility as a liquidity backstop for the repayment of CP Notes outstanding under the Program. No CP Notes are currently outstanding under the Program.

One or more commercial paper dealers will each act as a dealer under the Program (each, a “Dealer,” and collectively, the “Dealers”) pursuant to the terms and conditions of the respective commercial paper dealer agreement entered into between us and each Dealer (each, a “Dealer Agreement,” and collectively, the “Dealer Agreements”). We may engage additional commercial paper dealers to act as dealers under the Program. A national bank will act as the issuing and paying agent under the Program pursuant to the terms of an issuing and paying agent agreement.

The Dealer Agreements provide the terms under which the Dealers will either purchase from us or arrange for the sale of the CP Notes by us. The Dealer Agreements contain customary representations, warranties, covenants, and indemnification provisions.

From time to time, the Dealers and certain of their respective affiliates have provided, and may in the future provide, lending, commercial banking, investment banking and other financial advisory services to us and our affiliates for which such Dealers have received or will receive customary fees and expenses.

The CP Notes have not been and will not be registered under the Securities Act or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws. The information contained in this Quarterly Report on Form 10-Q is neither an offer to sell nor a solicitation of an offer to buy any CP Notes.

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

4.8
Eleventh Supplemental Indenture, dated as of September 15, 2023, among LII, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.2 to LII's Current Report on Form 8-K filed on September 15, 2023 and incorporated herein by reference).

4.9	Form of 5.500% Notes due 2028 (filed as Exhibit A in Exhibit 4.2 to LII's Current Report on Form 8-K filed on September 15, 2023 and incorporated herein by reference).
10.22
Second Amendment to the Credit Agreement, dated as of August 25, 2023, among LII as borrower, certain of its subsidiaries, as guarantors, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on August 28, 2023 and incorporated herein by reference).

22.1	List of Guarantor Subsidiaries (filed herewith).
31.1	Certification of the principal executive officer (filed herewith).
31.2	Certification of the principal financial officer (filed herewith).
32.1	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101	INS Inline XBRL Instance Document
101	SCH Inline XBRL Taxonomy Extension Schema Document
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101	LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNOX INTERNATIONAL INC.

By: /s/ Joseph W. Reitmeier
Joseph W. Reitmeier
Chief Financial Officer
(on behalf of registrant and as principal financial officer)

Date: October 26, 2023