Form 10-K
period 2023-12-31
LENNOX INTERNATIONAL INC
filed 2024-02-13
CIK 1069202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $11.6 billion based on the closing price of the registrant’s common stock on the New York Stock Exchange. As of February 6, 2024, there were 35,586,684 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2024 Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2024 Annual Meeting of Stockholders to be held on May 16, 2024 are incorporated by reference into Part III of this report.

LENNOX INTERNATIONAL INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2023

PART I
Item 1. Business

References in this Annual Report on Form 10-K to “we,” “our,” “us,” “Lennox,” “LII” or the “Company” refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

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

Our three business segments, Home Comfort Solutions (formerly known as Residential Heating & Cooling), Building Climate Solutions (formerly known as Commercial Heating & Cooling) and Corporate and Other, the key products, services and well-known product and brand names within each segment and net sales in 2023 by segment are shown in the table below. Segment financial data for 2023, 2022 and 2021, including financial information about foreign and domestic operations, is included in Note 3 of the Notes to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

Segment	Products & Services	Product and Brand Names	2023 Net Sales (in millions)
Home Comfort Solutions	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, comfort control products, replacement parts and supplies	Lennox, Dave Lennox Signature Collection, Armstrong Air, Ducane, AirEase, Concord, MagicPak, ADP Advanced Distributor Products, Allied, Elite Series, Merit Series, Comfort Sync, Healthy Climate, Healthy Climate Solutions, iComfort, ComfortSense and Lennox Stores	$3,222.9
Building Climate Solutions	Unitary heating and air conditioning equipment, applied systems, controls, installation and service of commercial heating and cooling equipment, variable refrigerant flow commercial products, curb, curb adapters, drop box diffusers, HVAC recycling and salvage service, condensing units, unit coolers, fluid coolers, air cooled condensers, air handlers, process chillers, controls, compressorized racks	Lennox, Model L, CORE, Enlight, Xion, Energence, Prodigy, Strategos, Raider, Lennox VRF, Lennox National Account Services, Allied Commercial, Elite, AES Industries, AES Mechanical, AES Reclaim, Heatcraft Worldwide Refrigeration,, Bohn, MAGNA, Larkin, Climate Control, Chandler Refrigeration, Frigua-Bohn, IntelliGen and Interlink	1,511.4
Corporate and Other	Unitary heating and air conditioning equipment, chillers, air handlers, fan coils, fluid coolers, compressor racks	Lennox (Europe HVAC), HK Refrigeration, Hyfra	247.6
		Total	$4,981.9

In November 2022, we announced the decision to explore strategic alternatives for our European commercial heating, ventiliation and air conditioning (“HVAC”) and refrigeration businesses, which represent approximately 5% of our annual revenues. Beginning in 2023, our Heatcraft Worldwide Refrigeration business became part of the Building Climate Solutions segment and the European portfolio is presented with Corporate and Other. As we have managed the businesses in this manner beginning in 2023, we have presented the financial results of the revised segments beginning in 2023. In the fourth quarter of 2023, we successfully completed the divestiture of our European operations.

Products and Services

Home Comfort Solutions

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

The “Lennox” business and brands (“Dave Lennox Signature Collection,” “Elite Series,” “Merit Series,” “iComfort,” “ComfortSense” and “Healthy Climate Solutions”) are sold directly to independent installing dealers, making us one of the largest wholesale distributors of residential heating, ventilation, and air conditioning products in North America. We continue to invest in our network of Lennox Stores across the United States and Canada. These stores provide an easy access solution for contractors and independent dealers to obtain universal service and replacement parts, supplies, convenience items, tools, Lennox equipment and OEM parts.

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

Building Climate Solutions

Heating and Cooling Products. In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, distribution, churches and schools. Our product offerings for these applications include rooftop units ranging from 2 to 30 tons of cooling capacity and split system/air handler combinations, which range from 1.5 to 20 tons of cooling capacity. These products are distributed primarily through commercial contractors and directly to national account customers. In 2021, we launched the Lennox Model L rooftop unit featuring the industry leading CORE control system and advanced variable-speed technology to maximize rebates and energy savings. In late 2022, we introduced the Enlight rooftop unit which features a high efficiency heat pump line that is positioned to help our customers reach their environmental and sustainability goals. In 2023, we successfully updated our line of commercial HVAC equipment to comply with the latest energy conservation standard from the U.S. Department of Energy. We believe the success of our products is attributable to their efficiency, impact to the environment, design flexibility, total cost of ownership, ease of service, and advanced control technology.

National Account Services. National Account Service (“NAS”) provides installation, service and preventive maintenance for commercial HVAC national account customers in the United States and Canada.

AES. On October 25, 2023, we announced the acquisition of substantially all of the assets of AES Industries, Inc. and AES Mechanical Service Group, Inc. (collectively, “AES”) to the Building Climate Solutions segment. AES is a company dedicated to service and sustainability in the light commercial markets across North America. AES manufactures curb, curb adapters, drop box diffusers and also offers HVAC recycling and salvage service, as well as focusing on multi-facility HVAC replacement for expired mechanical assets.

Refrigeration Products. We manufacture and market equipment for the commercial refrigeration markets under the Heatcraft Worldwide Refrigeration name.  We sell these products to distributors, installing contractors, engineering design firms, original equipment manufacturers and end-users. Our global manufacturing, distribution, sales and marketing footprint serves customers in approximately 100 countries worldwide.

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

Corporate and Other

The Corporate and Other segment included the results of our European operations. We manufactured and sold unitary HVAC products, which ranged from 2 to 70 tons of cooling capacity, and applied systems with up to 200 tons of cooling capacity. Our European products consisted of small package units, rooftop units, chillers, air handlers and fan coils that served medium-rise commercial buildings, shopping malls, other retail and entertainment buildings, institutional applications and other field-engineered applications. We manufactured heating and cooling products in several locations in Europe and marketed these products through both direct and indirect distribution channels. We also manufactured and marketed refrigeration products including condensing units, unit coolers, air-cooled condensers, fluid coolers, compressor racks and industrial process chillers. We had manufacturing locations in Germany, France and Spain.

In the fourth quarter of 2023, we successfully completed the divestiture of our European operations.

Business Strategy

Lennox offers a full spectrum of cooling, heating, indoor air quality and refrigeration products to meet the energy-efficient climate-control needs of residential and commercial customers across North America. We are focused on expanding our market position primarily through organic growth while managing prices and costs to drive margin expansion and higher profits. We have implemented a self-help transformation plan, which has been steering our current success, that is structured around three phases over the next several years.

Differentiated Growth. We are investing in our sales force to expand customer touchpoints, enhancing the overall customer experience through digital innovations and anticipating improved output from our new commercial HVAC factory in Mexico. Additionally, we aim to increase the attachment rate for parts and accessories, ensuring a holistic experience for our customers.

Resilient Profit Margins. We are committed to driving resilient margins. This involves maintaining pricing excellence, leveraging greater productivity from volume recovery, realizing material cost reductions, and reaping the mix benefits of transitioning to the new R454B product. These actions collectively fortify our financial position and solidify our sustainable competitive advantage.

Execution Management. We will leverage the Lennox Unified Management System to streamline our operations and set clear priorities. A focused strategy, investments in heat pump growth, and enhancements to our distribution network further exemplify our commitment to consistent management execution.

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

Manufacturing

We operate manufacturing facilities in North America and utilize the best available manufacturing techniques based on the needs of our businesses, including the use of lean manufacturing and principles of Six Sigma, a disciplined, data-driven approach and methodology for improving quality. We use numerous metrics to track and manage annual efficiency improvements. Some facilities are impacted by seasonal production demand, and we manufacture both heating and cooling products in those facilities to balance production and maintain a relatively stable labor force. We may also hire temporary employees to meet changes in demand.

Strategic Sourcing

We partner with various suppliers to procure the raw materials and components used in the manufacturing of our products. We utilize a central strategic sourcing group that consolidates purchases of certain materials, components and indirect items across business segments to maximize our purchasing strength. The goal of the strategic sourcing group is to develop global strategies for a given component group that focuses on developing long-term relationships that provide significant value to our businesses. Our strategic sourcing group is focused on selecting partners that offer a competitive total cost, industry leading quality, and consistent on time delivery. Compressors, motors and controls constitute our most significant component purchases, while steel, copper and aluminum account for the bulk of our raw material purchases. We own a minority equity interest in a joint venture that manufactures compressors for our residential and commercial heating and cooling, and refrigeration businesses to help provide the necessary supply to meet customer needs.

Research and Development and Technology

Research and development is a key pillar of our growth strategy. We operate an engineering and technology organization that focuses on new technology invention, product development, product quality improvements and process enhancements, including our development of next-generation control systems as well as heating and cooling products that include some of the most efficient products in their respective categories. We leverage intellectual property and innovative designs across our businesses. We also leverage product development cycle time improvements and product data management systems to commercialize new products to market more rapidly. We use advanced, commercially available computer-aided design, computer-aided manufacturing, computational fluid dynamics and other sophisticated design tools to streamline the design and manufacturing processes. We use complex computer simulations and analyses in the conceptual design phase before functional prototypes are created.  We also operate a full line of prototype machine equipment and advanced laboratories certified by applicable industry associations.
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

Competition

Substantially all markets in which we participate are competitive. The most significant competitive factors we face are product availability, reliability, energy efficiency, product performance, service, and price, with the relative importance of these factors varying among customer applications. The following are some of the companies we view as significant competitors in each of our business segments, with relevant brand names, when different from the company name, shown in parentheses. The marks below may be the registered or unregistered trademarks or trade names of their respective owners.

Home Comfort Solutions
•Heating & Cooling Products - Carrier Global Corporation (Carrier, Bryant, Payne, Tempstar, Comfortmaker, Heil, Arcoaire, KeepRite, Day & Night); Trane Technologies plc (Trane, American Standard, Ameristar, Oxbox, RunTru); Paloma Industries, Inc. (Rheem, Ruud, Weather King, Friedrich); Johnson Controls, Inc. (York, Luxaire, Coleman, Champion); Daikin Industries, Ltd. (Daikin, Goodman, Amana, GMC); and Melrose Industries PLC (Maytag, Westinghouse, Frigidaire, Tappan, Philco, Kelvinator, Gibson, Broan, NuTone).

Building Climate Solutions
•Heating & Cooling Products - Carrier Global Corporation (Carrier, ICP Commercial); Trane Technologies plc (Trane); Paloma Industries, Inc. (Rheem, Ruud); Johnson Controls, Inc. (York); Daikin Industries, Ltd. (Goodman, McQuay); Melrose Industries PLC (Mammoth); and AAON, Inc.

•Refrigeration Products - Hussmann Corporation; Paloma Industries, Inc. (Rheem Manufacturing Company (Heat Transfer Products Group)); Emerson Electric Co. (Copeland); Carrier Global Corporation (Carrier); GEA Group (Kuba, Searle, Goedhart); Alfa Laval; Guntner GmbH; Kelvion - Profroid (Carrier); Panasonic Corp. (Sanyo); Technotrans; and Deltatherm.

Human Capital Management

Our success, in large part, relies on the character of our people. That character is reflected in our core values of integrity, respect and excellence. Our continued success depends on our ability to attract, motivate, develop and retain employees who embody our core values.

Management strives to maintain the right number of employees with the necessary skills to match the expected demand for the products and services we deliver. As of December 31, 2023, we employed approximately 12,600 people. Of these employees, approximately 4,800 were salaried and 7,800 were hourly. The number of hourly workers varies in order to match our labor needs during periods of fluctuating demand.

Approximately 3,600 of our employees, including international locations, are represented by unions. We believe we have good relationships with our employees and with the unions representing them. On November 1, 2021, our Marshalltown, Iowa-based union ratified a five-year labor agreement. We currently do not anticipate any material adverse consequences resulting from negotiations to renew other collective bargaining agreements.

The Compensation & Human Resources Committee of the Board of Directors is tasked with reviewing LII’s human capital management strategy and talent initiatives, including employee diversity, equity, and inclusion and succession planning. Additionally, the Public Policy Committee of the Board oversees employee health and safety issues. The committees also report to the full Board on these key employee matters.

To succeed in an ever-changing and competitive labor market, we have identified priorities we believe are critical to our success in attracting, motivating, developing, and retaining employees. These include among other things: (1) providing competitive compensation and benefit programs, (2) providing career development programs, (3) promoting health and safety, and (4) championing a diverse and inclusive work environment. Further information on our sustainability commitment is available on our website. The information on our website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.

Compensation and Benefit Programs. We are committed to providing our employees with a competitive compensation package that rewards performance and achievement of desired business results. Our compensation package consists of three primary benefits: pay (base pay and incentive programs linked to our short-term and long-term business goals), health and welfare benefits, and retirement contributions. We analyze our compensation and benefits programs annually to remain competitive and make changes as necessary.

Career Development Programs. To help our employees succeed in their roles and grow their careers at Lennox, we provide numerous training and development programs. One example is our “Career Journey” program which provides employees with engaging tools and resources enabling them to reflect on skills and interests, maintain an individual development plan, and explore a variety of potential career paths. Career Journey allows employees to have more meaningful career development conversations with their manager. In addition to training and development programs, we regularly conduct succession planning reviews and have robust performance review and goal setting processes for all employees. We believe this helps employees meet expectations throughout the year while continuing development of their long-term careers at Lennox.

Employee Health and Safety. As part of our effort to attract and retain a competitive workforce, we are committed to ensuring that every employee returns home safe at the end of each day. Safety is our top priority and our safety programs are succeeding in identifying and reducing risks across our operations.

Diversity and Inclusion. We are committed to a diverse workforce built on a foundation of respect and value for people of different backgrounds, experiences, and perspectives. Our commitment to diversity and inclusion enables all employees to be creative, feel challenged, and thrive, which ultimately allows us to leverage the unique strengths of our employees to deliver innovative products and solutions for our customers.

Our senior managers, together with our human resources team, are devoted to promoting the above priorities to remain an employer of choice. We regularly conduct anonymous surveys to seek feedback from our employees on a variety of subjects, including safety, communications, diversity and inclusion, management support to succeed within our company, and career growth.

Despite these efforts, we have experienced, and could continue to experience, higher employee turnover, particularly in our manufacturing and distribution locations. As a result, we have made and continue to make strong efforts to recruit qualified talent to the organization.

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

 In 2020, in response to a global agreement to reduce greenhouse gasses, the bipartisan American Innovation and Manufacturing Act gave the U.S. Environmental Protection Agency (“EPA”) authority to regulate HFCs and begin the phase down of refrigerants with a higher global warming potential (GWP). The EPA mandated that manufacturers transition to refrigerants with a GWP of 700 or less by January 1, 2025, for most commercial and residential HVAC products. Transition planning to lower GWP refrigerants for HVACR products is underway.
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

Available Information

Our web site address is www.lennox.com. We make available, free of charge through our web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our web site is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.

The Securities and Exchange Commission maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Lennox International, that file electronically with the Securities and Exchange Commission.

Information about our Executive Officers

Our executive officers, their present positions and their ages are as follows as of February 2, 2024:

Name	Age	Position
Alok Maskara	52	Chief Executive Officer
Michael Quenzer	46	Executive Vice President, Chief Financial Officer
Gary S. Bedard	59	Executive Vice President & President, Home Comfort Solutions
Prakash Bedapudi	57	Executive Vice President, Chief Technology Officer
Chris A. Kosel	56	Vice President, Chief Accounting Officer and Controller
Joe Nassab	56	Executive Vice President & President, Building Climate Solutions
Joseph W. Reitmeier	59	Executive Vice President
Daniel M. Sessa	59	Executive Vice President, Chief Human Resources Officer
John D. Torres	65	Executive Vice President, Chief Legal Officer and Secretary

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

Michael Quenzer became Executive Vice President and Chief Financial Officer effective January 1, 2024. Previously, he served as LII’s Vice President, Financial Planning & Analysis and Investor Relations. Prior to that, he was the chief financial officer for LII’s Commercial segment from November 2016 until January 2023. Mr. Quenzer has served in various capacities of increasing responsibility within LII’s Finance department since 2004. He received his bachelor’s degree in finance from Coastal Carolina University and has an MBA and master’s of science in accounting from the University of Texas at Dallas.

Gary S. Bedard was appointed Executive Vice President & President of LII’s Home Comfort Solutions business segment in January 2023. Most recently, he served as Executive Vice President & President of LII's Worldwide Refrigeration business, a position he held since October 2017. Prior to that, Mr. Bedard served as Vice President and General Manager, LII Residential Heating & Cooling for 12 years. He has also held the positions of Vice President, Residential Product Management, LII Worldwide Heating and Cooling, Director of Brand and Product Management, and District Manager for Lennox Industries’ New York District. Before joining LII in 1998, Mr. Bedard spent eight years at York International in product management and sales leadership roles for commercial applied and unitary systems as well as residential systems. Mr. Bedard has a bachelor’s degree in engineering management from the United States Military Academy at West Point. Mr. Bedard serves on the Board of Directors of the AHRI, the trade association for the HVACR and water heating equipment industries.

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

Joe Nassab has been Executive Vice President & President of our Building Climate Solutions business since 2022. He joined LII in 2010 as Vice President and General Manager of Allied Air. Before joining LII, Mr. Nassab worked for 20 years at General Electric Company in a variety of general management, product management, and marketing leadership roles. Mr. Nassab has a bachelor’s degree in finance from the University of Michigan.

Joseph W. Reitmeier served as Chief Financial Officer through December 31, 2023, and plans to retire from LII effective February 29, 2024. He was appointed Executive Vice President, Chief Financial Officer in July 2012. He had served as Vice President of Finance for the LII’s Commercial Heating & Cooling segment since 2007 and as Director of Internal Audit from 2005 to 2007. Before joining the Company, he held financial leadership roles at Cummins Inc. and PolyOne Corporation. He is a director of Watts Water Technologies, Inc., a global provider of plumbing, heating and water quality solutions for residential, industrial, municipal and commercial settings. Mr. Reitmeier holds a bachelor’s degree in accounting from the University of Akron and an MBA from Case Western Reserve University. He is also a Certified Public Accountant.

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

John D. Torres was appointed Executive Vice President, Chief Legal Officer, and Secretary in December 2008. He previously served as Senior Vice President, General Counsel and Secretary for Freescale Semiconductor, a semiconductor manufacturer that was originally part of Motorola. He joined Motorola’s legal department as Senior Counsel in 1996 and was appointed Vice President, General Counsel of the company’s semiconductor business in 2001. Prior to joining Motorola, Mr. Torres served 13 years in private practice in Phoenix, specializing in commercial law. He holds a bachelor of arts from Notre Dame and a juris doctor from the University of Chicago.

Item 1A. Risk Factors
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

Business and Operational Risks

We May Not be Able to Compete Favorably in the Competitive HVACR Business.

Substantially all of the markets in which we operate are competitive. The most significant competitive factors we face are product availability, product reliability, energy efficiency, product performance, service, and price, with the relative importance of these factors varying among our product lines. Other factors that affect competition in the HVACR market include the development and application of new technologies, reputation of our company and brands, global supply chain constraints, and new product introductions. We may not be able to adapt to market changes as quickly or effectively as our current and future competitors. Also, the establishment of manufacturing operations in low-cost countries could provide cost advantages to existing and emerging competitors. Some of our competitors may have greater financial resources than we have, allowing them to invest in more extensive research and development and/or marketing activity and making them better able to withstand adverse HVACR market conditions. Current and future competitive pressures may cause us to reduce our prices or lose market share, or could negatively affect our cash flow, all of which could have a material adverse effect on our results of operations.

If We Cannot Successfully Develop and Market New Products or Execute our Business Strategy, Our Results of Operations Could be Adversely Impacted.

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

Further, even with all of our facilities running at full production, we could potentially be unable to fully meet demand during an unanticipated period of exceptionally high demand. This inability to fully meet demand would be exacerbated if a single-location production facility is disrupted due to a climate-related disaster, pandemic, geopolitical political instability, or war, among other things. Our inability to meet our customers’ demand for our products could have a material adverse effect on our business, financial condition, and results of operations.

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

We are committed to attracting, motivating, developing, and retaining our employees to remain an employer of choice. Despite our efforts, we have experienced, and could continue to experience, higher employee turnover, particularly in our manufacturing and distribution locations. A number of factors may adversely affect the labor force available or increase labor costs, including high employment levels and related competition. In addition, as of December 31, 2023, approximately 29% of our core workforce locations (excluding employees related to the European businesses), were unionized. Our Marshalltown, Iowa-based union ratified a five-year labor agreement on November 1, 2021; however, the results of future negotiations with unions are uncertain. If we are unsuccessful in meeting these challenges, our operations results could be materially impacted.

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

Cooler than Normal Summers and Warmer than Normal Winters May Depress Our Sales.

Demand for our products and services is seasonal and strongly affected by the weather. Cooler than normal summers depress our sales of replacement air conditioning and refrigeration products and services. Similarly, warmer than normal winters have the same effect on our heating products and services. The effects of climate change, such as extreme weather conditions and events and water scarcity, may exacerbate fluctuations in typical weather patterns, creating financial risks to our business.

Price Volatility for Commodities and Components We Purchase or Significant Supply Interruptions Could Have an Adverse Effect on Our Cash Flow or Results of Operations.

We depend on raw materials, such as steel, copper and aluminum, and components purchased from third parties to manufacture our products. Some of these third-party suppliers are located outside of the United States. We generally concentrate purchases for a given raw material or component with a small number of suppliers. If a supplier is unable or unwilling to meet our supply requirements, including suffering any disruptions at its facilities or in its supply chain, we could experience supply interruptions or cost increases, either of which could have an adverse effect on our results of operations. For example, disruptions have occurred due to the COVID-19 pandemic, supplier capacity constraints, labor shortages, port congestion, logistical problems and other issues. Some of these disruptions have resulted in supply chain constraints affecting our business including our ability to timely produce and ship our products.

Similarly, suppliers of components that we purchase for use in our products may be affected by rising material costs and inflation and pass these increased costs on to us. Although we regularly pre-purchase a portion of our raw materials at fixed prices each year to hedge against price increases, an increase in raw materials prices not covered by our fixed price arrangements could significantly increase our cost of goods sold and negatively impact our margins if we are unable to effectively pass such price increases on to our customers. Alternatively, if we increase our prices in response to increases in the prices or quantities of raw materials or components or if we encounter significant supply interruptions, our competitive position could be adversely affected, which may result in depressed sales and profitability.

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

Further, due to the increasing focus on climate change, we may face adverse reputational risks due to our products and manufacturing operations consuming energy or using refrigerants and hydroflurocarbons. If we are unable to satisfy the increasing environmental, social, and governance (“ESG”)-related expectations of certain stakeholders, we may suffer reputational harm, which may cause our stock price to decrease or cause certain investors and financial institutions not to purchase our securities or provide us with capital or credit on favorable terms, which may cause our cost of capital to increase.

In addition, we may not be able to achieve our goals related to our ESG initiatives, which are and will continue to be impacted by many variables, such as a tight labor market, challenging economic environment, changes to our operations, and changes to our portfolio of businesses via acquisitions or divestitures. Moreover, we may determine that it is in our best interest, and in the best interest of our shareholders, to prioritize other business, social, governance, or sustainable investments over the achievement of our current ESG initiatives. A failure or perceived failure by us in this regard may damage our reputation and adversely affect our results of operations and financial position.

Changes in Tax Legislation Could Adversely Impact our Future Profitability.

We are subject to income taxes in the United States and many foreign jurisdictions. Tax laws and regulations are continuously evolving with corporate tax reform, base-erosion efforts, global minimum tax, and increased transparency continuing to be high priorities in many tax jurisdictions in which we operate. We continue to monitor new tax legislation or other developments since significant changes in tax legislation, or in the interpretation of existing legislation, could materially and adversely affect our financial condition and operating results.

Certain countries in which we have operations have implemented, or are in the process of implementing, legislation or practices inspired by the base erosion and profit shifting project undertaken by the Organization for Economic Co-operation and Development (“OECD”). In December 2021, the OECD issued its guidance on the Global Anti-Base Erosion (“GloBE”) rules with the purpose of ensuring multinational companies pay a minimum level tax on the income generated in each of the jurisdictions where they operate (“Pillar Two”). In December 2022, the European Council attained a consensus on Pillar Two to implement a global minimum corporate tax rate of 15%, and many European Union and G20 countries have specified their plan to adhere to the OECD guidelines starting in 2024. We are continuing to evaluate the potential impact on future periods of the Pillar Two framework, pending legislative adoption by individual countries, as such changes could result in an increase in our effective tax rate.

Further, the increased scrutiny on international tax and continuous changes to countries’ tax legislation may also affect the policies and decisions of tax authorities with respect to certain income tax and transfer pricing positions taken by the Company in prior or future periods. Resulting changes in tax reserves due to challenges by tax authorities to our historic or future tax positions and transfer pricing policies could also significantly adversely impact our future effective tax rate.

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

We May Incur Substantial Costs as a Result of Claims Which Could Have an Adverse Effect on Our Results of Operations.

The development, manufacture, sale and use of our products involve warranty, intellectual property infringement, and product liability claims, and other liabilities and risks for the installation and service of our products. Our product liability insurance policies have limits that, if exceeded, may result in substantial costs that could have an adverse effect on our results of operations. In addition, warranty claims are not covered by our product liability insurance and certain product liability claims may also not be covered by our product liability insurance. Our product warranty liability was $142.8 million as of December 31, 2023.

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

General Risk Factors

Global General Business, Economic and Market Conditions Could Adversely Affect Our Financial Performance and Limit Our Access to the Capital Markets.

The Company’s business may be materially and adversely impacted by changes in U.S. or global economic conditions, including recessions, economic downturns, inflation, deflation, interest rates, consumer spending rates, energy availability and commodity prices, and the effects of governmental initiatives to manage economic conditions. Disruptions in U.S. or global financial and credit markets or increases in the costs of capital may also have an adverse impact on our business. The tightening, unavailability or increased cost of credit adversely affects the ability of our customers to obtain financing for significant purchases and operations, resulting in a decrease in sales of our products and services and may impact the ability of our customers to make payments to us. Similarly, tightening of available credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. Our business may also be adversely affected by future decreases in the general level of economic activity and increases in borrowing costs, which may cause our customers to cancel, decrease or delay their purchases of our products and services.

If financial markets were to deteriorate, or costs of capital were to increase significantly due to a lowering of our credit ratings, prevailing industry conditions, the volatility of the capital markets or other factors, we may be unable to obtain new financing on acceptable terms, or at all. A deterioration in our financial performance could also limit our future ability to access amounts currently available under our Credit Agreement or to issue notes pursuant to our Commercial Paper Program, as more fully described below.

We cannot predict the likelihood, duration, or severity of any future disruption in financial markets or any adverse economic conditions in the U.S. and other countries.

Extraordinary Events Beyond our Control, Including Conflicts, Wars, Natural Disasters, Public Health Crises, or Terrorist Acts, Could Negatively Impact our Business, Which May Affect our Financial Condition, Results of Operations or Cash Flows.

Conflicts, wars, natural disasters (the nature and severity of which may be impacted by climate change), public health crises (e.g., COVID-19), or terrorist acts may cause significant damage or disruption to our operations, employees, facilities, systems, suppliers, supply chain, distributors, resellers, or customers in the United States and internationally for extended periods of time and could also affect demand for our products. The extent to which any extraordinary event impacts us depends on numerous factors and future developments that we are not able to predict, including the duration and scope of the event; governmental, business, and individuals’ actions in response to the event; our ability to maintain sufficient qualified personnel; global supply chain disruptions caused by the event; and the impact on economic activity, including financial market instability.

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

Net sales outside of the United States comprised approximately 11% of our total net sales in 2023. In the fourth quarter of 2023, we successfully completed the divestiture of our European operations.

Cyber Attacks and Other Disruptions or Misuse of Information Systems We Rely Upon Could Affect Our Ability to Conduct Our Business Effectively.

Our information systems and those of our business partners are important to our business activities. We also outsource various information systems, including data management, to third-party service providers. Despite our security measures as well as those of our business partners and third-party service providers, the information systems we rely upon may be vulnerable to interruption or damage from cyber attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination thereof. Attempts have been made to attack our information systems, but we do not believe that material harm has resulted. While we have implemented controls and taken other preventative actions to strengthen these systems against future attacks, we can give no assurance that these controls and preventative actions will be effective. Any breach of data security could result in a disruption of our services or improper disclosure of personal data or confidential information, which could harm our reputation, require us to expend resources to remedy such a security breach or defend against further attacks or subject us to liability under laws that protect personal data, resulting in increased operating costs or loss of revenue.

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

As of December 31, 2023, we had goodwill of $222.1 million on our Consolidated Balance Sheet. Any future determination that an impairment of the value of goodwill occurred would require a write-down of the impaired portion of goodwill to fair value and would reduce our assets and stockholders’ equity and could have a material adverse effect on our results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We manage cybersecurity risk through three core teams: cybersecurity engineering, data privacy, and a security operation center. These teams are responsible for overseeing data safety during new system and infrastructure deployments, maintaining appropriate cybersecurity controls, and monitoring, documenting and investigating any anomalies affecting employees, suppliers, and customers. Our IT security controls are designed to align with the NIST (National Institute of Standards and Technology) standard and are tested on an ongoing basis. These controls and procedures include cybersecurity risks associated with third-party service providers. For instance, we conduct risk and compliance assessments of third-party service providers that request access to our information assets. To support our internal risk management structure, we use third-party specialists to monitor for emerging threats, conduct vulnerability scans and analysis including simulated hacker attacks, and audit our cybersecurity framework. We also maintain an information security risk insurance policy in the event of a security breach. Our internal audit function provides independent assessment and assurance on the overall operations of our cybersecurity programs and the supporting control frameworks.

Leadership receives training on how to respond to ransomware events and participates in breach simulations at least once a year. Additionally, employees throughout the organization support LII’s risk management efforts by participating in mandatory cybersecurity training at least once a year, ongoing awareness campaigns, and quarterly simulated phishing attempts.
LII has not experienced any material cybersecurity incidents within the last three years. However, as described in Item 1A, “Risk Factors,” any breach of data security could result in a disruption of our services or improper disclosure of personal data or confidential information, which could harm our reputation, require us to expend resources to remedy such a security breach or defend against further attacks or subject us to liability under laws that protect personal data, resulting in increased operating costs or loss of revenue.

Governance

Our Chief Technology Officer is responsible for overseeing cybersecurity and reports to the Board of Directors twice a year on our cybersecurity tactical responses and strategic roadmap. The entire Board of Directors reviews significant cybersecurity risks and works with the Audit Committee to address these issues.

At the management level, our Data Protection & Cybersecurity Steering Committee (“DPCSC”) meets on a quarterly basis. The DPCSC includes representatives from communications, ethics and compliance, human resources, information technology, corporate audit, legal, risk, privacy, and sourcing. This committee is responsible for overseeing LII’s data protection and cybersecurity policies and procedures. These cybersecurity policies and procedures include an IT security and privacy incident response plan to notify the appropriate parties in a timely manner, including our Chief Technology Officer, our Disclosure Committee, and our Board of Directors.

Our Chief Technology Officer has served in the role since 2008, and has more than 15 years of experience in developing and executing large enterprise data privacy and cyber security roadmaps at publicly-traded companies. He holds undergraduate and graduate degrees in engineering. Our Vice President, Information Technology, has served in the role since 2003, and has more than 35 years of cybersecurity experience. He holds an undergraduate degree in computer science.

Item 2. Properties

The following chart lists our principal domestic and international manufacturing, distribution and office facilities as of December 31, 2023 and indicates the business segment that uses such facilities, the approximate size of such facilities and whether such facilities are owned or leased. Also included in the chart are large warehouses that hold significant inventory balances.

Location	Segment	Type or Use of Facility	Approx. Sq. Ft. (In thousands)	Owned/Leased
Saltillo, Mexico	Home Comfort Solutions	Manufacturing & Distribution	1,081	Owned
Marshalltown, IA	Home Comfort Solutions	Manufacturing & Distribution	1,000	Owned & Leased
Orangeburg, SC	Home Comfort Solutions	Manufacturing & Distribution	900	Owned & Leased
Grenada, MS	Home Comfort Solutions	Manufacturing & Distribution	395	Owned & Leased
Romeoville, IL	Home Comfort Solutions	Distribution & Office	697	Leased
Glendale, AZ	Home Comfort Solutions	Distribution	342	Leased
McDonough, GA	Home Comfort Solutions	Distribution	254	Leased
Grove City, OH	Home Comfort Solutions	Distribution	279	Leased
Concord, NC	Home Comfort Solutions	Distribution	248	Leased
Pittston, PA	Home Comfort Solutions	Distribution	144	Leased
Harahan, LA	Home Comfort Solutions	Distribution & Office	83	Leased
North Kansas City, MO	Home Comfort Solutions	Distribution & Office	59	Leased
West Columbia, SC	Home Comfort Solutions	Research & Development	63	Leased
Eastvale, CA	Home Comfort Solutions & Building Climate Solutions	Distribution	377	Leased
Carrollton, TX	Home Comfort Solutions & Building Climate Solutions	Distribution	252	Leased
Brampton, Canada	Home Comfort Solutions & Building Climate Solutions	Distribution	251	Leased
Houston, TX	Home Comfort Solutions & Building Climate Solutions	Distribution	204	Leased
Orlando, FL	Home Comfort Solutions & Building Climate Solutions	Distribution	173	Leased
Middletown, PA	Home Comfort Solutions & Building Climate Solutions	Distribution	166	Leased
Lenexa, KS	Home Comfort Solutions & Building Climate Solutions	Distribution	147	Leased
East Fife, WA	Home Comfort Solutions & Building Climate Solutions	Distribution	112	Leased
Calgary, Canada	Home Comfort Solutions & Building Climate Solutions	Distribution	145	Leased
Stuttgart, AR	Building Climate Solutions	Manufacturing	750	Owned
Jessup, PA	Building Climate Solutions	Distribution	130	Leased
DFW Airport, TX	Building Climate Solutions	Distribution	80	Leased
Indianapolis, IN	Building Climate Solutions	Distribution	69	Leased
Medley, FL	Building Climate Solutions	Distribution	70	Leased
Norcross, GA	Building Climate Solutions	Distribution & Office	95	Leased
Tifton, GA	Building Climate Solutions	Manufacturing & Distribution	738	Owned & Leased
Stone Mountain, GA	Building Climate Solutions	Manufacturing & Business Unit Headquarters	139	Owned
Richardson, TX	Corporate and Other	Corporate Headquarters	359	Owned
Carrollton, TX	Corporate and Other	Research & Development	323	Owned & Leased
Chennai, India	Corporate and Other	Research & Development & Office	108	Leased

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

Holders of Common Stock

As of the close of business on February 6, 2024, approximately 510 holders of record held our common stock.

Comparison of Total Stockholder Return

The following graph compares the cumulative total returns of LII’s common stock with the cumulative total returns of the Standards & Poor’s Midcap 400 Index, a broad index of mid-size U.S. companies of which the Company is a part, and with a revised peer group of U.S. industrial manufacturing and service companies in the HVACR businesses. The graph assumes that $100 was invested on December 31, 2018, with dividends reinvested. Our revised peer group of AAON, Inc., Carrier Global Corp., Johnson Controls International plc, Trane Technologies plc, and Watsco, Inc. represent our new peer group (“New Peer Group”). AAON, Inc., Comfort Systems USA, Inc., Johnson Controls International plc, and Watsco, Inc. represent our previous peer group (“Old Peer Group”). The change from the Old Peer Group to the New Peer Group is being made to better reflect companies relevant to our current business.

This performance graph and other information furnished under this Comparison of Total Stockholder Return section shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Our Purchases of Company Equity Securities
Our Board of Directors has authorized a total of $4 billion to repurchase shares of our common stock (collectively referred to as the “Share Repurchase Plans”), including an incremental $1.0 billion share repurchase authorization in July 2021. The Share Repurchase Plans authorize open market repurchase transactions and do not have a stated expiration date. As of December 31, 2023, $546 million is available to repurchase shares under the Share Repurchase Plans. We did not repurchase any shares in 2023.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the other sections of this report, including the Consolidated Financial Statements and related Notes to the Consolidated Financial Statements in Item 8, “Other Financial Statement Details,” of this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act that are based on information currently available to management as well as management’s assumptions and beliefs as of the date hereof. All statements, other than statements of historical fact, included in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the words “may,” “will,” “should,” “plan,” “predict,” “anticipate,” “believe,” “intend,” “estimate” and “expect” and similar expressions. Statements that are not historical should also be considered forward-looking statements. Such statements reflect our current views with respect to future events. Readers are cautioned not to place undue reliance on these forward-looking statements. We believe these statements are based on reasonable assumptions; however, such statements are inherently subject to risks and uncertainties, including but not limited to the specific uncertainties discussed elsewhere in this Annual Report on Form 10-K and the risk factors set forth in Item 1A. Risk Factors in this Annual Report on Form 10-K. These risks and uncertainties may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise unless required by law.

The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•competition in the HVACR business;
•our ability to successfully develop and market new products or execute our business strategy, including the implementation of price increases for products and services;
•our ability to meet and anticipate customer demands;
•our ability to continue to license or enforce our intellectual property rights;
•our ability to attract, motivate, develop and retain our employees, as well as labor relations problems;
•a decline in new construction activity and related demand for our products and services;
•the impact of weather on our business;
•the impact of higher raw material prices and significant supply interruptions;
•changes in environmental and climate-related legislation or government regulations or policies;
•changes in tax legislation;
•the impact of new or increased trade tariffs;
•warranty, intellectual property infringement, product liability and other claims;
•litigation risks;
•general economic conditions in the United States and abroad;
•extraordinary events beyond our controls, such as conflicts, wars, natural disasters, public health crises, or terrorist acts;
•foreign currency fluctuations and changes in local government regulation associated with our international operations;
•cyber attacks and other disruptions or misuse of information systems;
•our ability to successfully realize, complete and integrate acquisitions; and
•impairment of the value of our goodwill.

Business Overview

We operate in two reportable business segments of the HVACR industry, Home Comfort Solutions and Building Climate Solutions. In addition to the two major business segments, Corporate and Other is also reported as a segment. For more detailed information regarding our reportable segments, see Note 3 in the Notes to the Consolidated Financial Statements.

In fourth quarter 2023, we completed the sale of our European businesses. The European businesses are presented with the Corporate and Other business segment.

We sell our products and services through a combination of direct sales, distributors and company-owned stores. The demand for our products and services is seasonal and can be significantly impacted by the weather. Warmer than normal summer temperatures generate demand for replacement air conditioning and refrigeration products and services, and colder than normal winter temperatures have a similar effect on heating products and services. Conversely, cooler than normal summers and warmer than normal winters depress the demand for HVACR products and services. In addition to weather, demand for our products and services is influenced by national and regional economic and demographic factors, such as interest rates, the availability of financing, regional population and employment trends, new construction, general economic conditions and consumer spending habits and confidence. A substantial portion of the sales in each of our business segments is attributable to replacement business, with the balance comprised of new construction business.

The principal elements of cost of goods sold are components, raw materials, factory overhead, labor, estimated costs of warranty expense and freight and distribution costs. The principal raw materials used in our manufacturing processes are steel, aluminum and copper. In recent years, pricing volatility for these commodities and related components has impacted us and the HVACR industry in general. We seek to mitigate the impact of certain commodity price volatility through a combination of pricing actions, vendor contracts, improved production efficiency and cost reduction initiatives. We also partially mitigate volatility in the prices of these commodities by entering into futures contracts and fixed forward contracts.

Financial Highlights

•Net sales increased $264 million, or 6%, to $4,982 million in 2023 from $4,718 million in 2022.
•Operating income in 2023 was $790 million compared to $656 million in 2022.
•Net income in 2023 increased to $590 million from $497 million in 2022.
•Diluted earnings per share was $16.54 per share in 2023 compared to $13.88 per share in 2022.
•We generated $736 million of cash flow from operating activities in 2023 compared to $302 million in 2022.
•We returned $153 million to shareholders through dividend payments in 2023.
•We received $23 million in net proceeds from the sale of our European businesses in 2023.
•We purchased AES, a company dedicated to service and sustainability in the light commercial market, for $95 million in 2023.

Overview of Results

The Home Comfort Solutions segment experienced a 1% increase in net sales and a $13 million increase in segment profit in 2023 compared to 2022 as favorable price and mix were partially offset by lower sales volumes. Our Building Climate Solutions segment saw an increase in net sales of 18% and a $178 million increase in segment profit in 2023 compared to 2022, primarily due to favorable price and mix.

Results of Operations

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in millions):

	For the Years Ended December 31,
	2023		2022		2021
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net sales	$4,981.9	100.0%	$4,718.4	100.0%	$4,194.1	100.0%
Cost of goods sold	3,434.1	68.9%	3,433.7	72.8%	3,005.7	71.7%
Gross profit	1,547.8	31.1%	1,284.7	27.2%	1,188.4	28.3%
Selling, general and administrative expenses	705.5	14.2%	627.2	13.3%	598.9	14.3%
Losses (gains) and other expenses, net	8.5	0.2%	4.9	0.1%	9.2	0.2%
Restructuring charges	3.1	0.1%	1.5	—%	1.8	—%
Impairment on assets held for sale	63.2	1.3%	—	—%	—	—%
Gain on sale of businesses	(14.1)	(0.3)%	—	—%	—	—%
Income from equity method investments	(8.5)	(0.2)%	(5.1)	(0.1)%	(11.8)	(0.3)%
Operating income	$790.1	15.9%	$656.2	13.9%	$590.3	14.1%
Net income	$590.1	11.8%	$497.1	10.5%	$464.0	11.1%

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022 - Consolidated Results

Net Sales

Net sales increased 6% in 2023 compared to 2022 as favorable mix of 5% and favorable price of 5% were partially offset by unfavorable sales volume of 4%.

Gross Profit

Gross profit margins for 2023 increased 390 basis points (“bps”) to 31.1% compared to 27.2% in 2022. Gross profit margin increased 340 bps from favorable price, 100 bps from favorable mix, 90 bps from lower commodity costs and 10 bps from miscellaneous other items. Partially offsetting these margin increases were 70 bps from higher distribution costs, 50 bps from higher other product costs including LIFO and 30 bps from higher component costs.

Selling, General and Administrative Expenses

SG&A expenses increased by $78 million in 2023 compared to 2022. As a percentage of net sales, SG&A expenses increased 90 bps from 13.3% to 14.2% in the same periods primarily due to higher discretionary expenditures.
Losses (Gains) and Other Expenses, Net

Losses (gains) and other expenses, net for 2023 and 2022 included the following (in millions):

	For the Years Ended December 31,
	2023	2022
Realized losses (gains) on settled future contracts	$0.1	$0.1
Foreign currency exchange gains	(4.3)	(1.3)
Gain on disposal of fixed assets	(0.5)	(1.0)
Other operating income	(1.6)	(1.0)
Net change in unrealized (gains) losses on unsettled futures contracts	(0.1)	0.4
Environmental liabilities and special litigation charges	15.6	7.5
Charges incurred related to COVID-19 pandemic	—	0.8
Other items, net	(0.7)	(0.6)
Losses (gains) and other expenses, net (pre-tax)	$8.5	$4.9

The net change in unrealized (gains) losses on unsettled futures contracts was due to changes in commodity prices relative to the unsettled futures contract prices. For more information on our derivatives, see Note 9 in the Notes to the Consolidated Financial Statements. Foreign currency exchange gains increased in 2023 primarily due to changes in foreign exchange rates in our primary markets. Environmental liabilities and special legal contingency charges in 2023 relate to estimated remediation costs at some of our facilities and outstanding legal settlements including asbestos. Refer to Note 5 in the Notes to the Consolidated Financial Statements for more information on litigation, including the asbestos-related litigation, and the environmental liabilities.

Restructuring Charges

Restructuring charges were $3.1 million in 2023 compared to $1.5 million in 2022. Charges in 2023 were related to the reorganization or removal of duplicative headcount and infrastructure. For more information on our restructuring activities, see Note 7 in the Notes to the Consolidated Financial Statements.

Goodwill

We performed a qualitative impairment analysis and noted no indicators of goodwill impairment for the year ended December 31, 2023. Refer to Note 9 in the Notes to the Consolidated Financial Statements for more information on goodwill. In 2023, we recorded a $2.3 million impairment of goodwill related to our agreement to sell our European commercial HVAC and refrigeration businesses.

Asset Impairments

In the third quarter of 2023, we recorded a $22.6 million impairment of property, plant and equipment related to our agreement to sell our European commercial HVAC and refrigeration businesses.

Pension Settlement

We did not have significant pension buyout activity in 2023 and 2022. Refer to Note 10 in the Notes to the Consolidated Financial Statements for more information on pensions and employee benefit plans.

Income from Equity Method Investments

Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments was $8 million in 2023 compared to $5 million in 2022. The increase is due to better operating results at the investees.

Interest Expense, net

Net interest expense of $52 million in 2023 increased from $39 million in 2022 primarily due to higher borrowing costs.

Income Taxes

The income tax provision was $147 million in 2023 compared to $119 million in 2022, and the effective tax rate was 20.0% in 2023 compared to 19.3% in 2022. The 2023 and 2022 effective tax rates differ from the statutory rate of 21% primarily due to foreign taxes. Refer to Note 12 in the Notes to the Consolidated Financial Statements for more information on income taxes.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022 - Results by Segment

Home Comfort Solutions

The following table presents our Home Comfort Solutions segment’s net sales and profit for 2023 and 2022 (dollars in millions):

	For the Years Ended December 31,
	2023	2022	Difference	% Change
Net sales	$3,222.9	$3,198.3	$24.6	1%
Profit	$610.2	$596.9	$13.3	2%
% of net sales	18.9%	18.7%
Net sales increased 1% in 2023 compared to 2022 as a 6% increase in product mix and a 2% increase in price were partially offset by a 7% decrease in sales volume.

Segment profit in 2023 increased $13 million compared to 2022 primarily due to $82 million from favorable mix, $72 million from higher price, $35 million from lower commodity costs, $5 million from favorable freight, $5 million from lower other product costs including LIFO and $7 million from miscellaneous other items. Partially offsetting these increases were $71 million from lower sales volume, $51 million from higher SG&A costs due primarily to higher discretionary spend and inflationary pressures, $30 million from higher factory inefficiencies, $31 million from higher distributions costs and $10 million from higher component costs.

Building Climate Solutions

The following table presents our Building Climate Solutions segment’s net sales and profit for 2023 and 2022 (dollars in millions):

	For the Years Ended December 31,
	2023	2022	Difference	% Change
Net sales	$1,511.4	$1,286.3	$225.1	18%
Profit	$340.8	$162.9	$177.9	109%
% of net sales	22.5%	12.7%

Net sales increased 18% in 2023 compared to 2022 primarily due to an 11% increase in price, a 4% increase in product mix, a 2% increase in sales volume and 1% from our acquisition of AES.

Segment profit in 2023 increased $178 million compared to 2022 primarily due to $147 million from favorable price, $47 million from favorable product mix and $9 million from lower commodity costs. Partially offsetting these increases were $15 million from higher SG&A costs, $7 million from higher product warranty costs and $3 million from miscellaneous other items.

Corporate and Other

The following table presents our Corporate and Other segment’s net sales and loss for 2023 and 2022 (dollars in millions):

	For the Years Ended December 31,
	2023	2022	Difference	% Change
Net sales	$247.6	$233.7	$13.9	6%
Loss	$(93.9)	$(94.0)	$0.1	—%
% of net sales	(37.9)%	(40.2)%

Net sales increased 6% in 2023 as compared to 2022 due to revenue growth in our European businesses.

Segment loss was unchanged in 2023 compared to 2022 as unfavorable SG&A costs of $7 million and unfavorable foreign currency of $4 million were offset by $11 million of higher segment profit from our European businesses due primarily from favorable price.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021 - Consolidated Results

Net Sales

Net sales increased 13% in 2022 compared to 2021 as favorable price of 10%, favorable product mix of 2% and 2% from higher sales volume were partially offset by 1% from unfavorable foreign currency.

Gross Profit

Gross profit margins for 2022 declined 110 bps to 27.2% compared to 28.3% in 2021. Gross profit margin decreased 240 bps from higher commodity costs, 170 bps from higher component costs, 140 bps from higher other product costs including LIFO, 90 bps from higher factory inefficiencies, 80 bps from higher freight and distribution costs and 60 bps from unfavorable product mix. Partially offsetting these margin decreases were 650 bps from favorable price and 20 bps from lower product warranty costs.

Selling, General and Administrative Expenses

SG&A expenses increased by $28 million in 2022 compared to 2021. As a percentage of net sales, SG&A expenses decreased 100 bps from 14.3% to 13.3% in the same periods primarily due to lower discretionary expenditures.

Losses (Gains) and Other Expenses, Net

Losses (gains) and other expenses, net for 2022 and 2021 included the following (in millions):

	For the Years Ended December 31,
	2022	2021
Realized losses (gains) on settled futures contracts	$0.1	$(1.2)
Foreign currency exchange gains	(1.3)	(2.2)
Gain on disposal of fixed assets	(1.0)	(0.2)
Other operating income	(1.0)	(1.5)
Net change in unrealized losses on unsettled futures contracts	0.4	—
Environmental liabilities and special litigation charges	7.5	9.6
Charges incurred related to COVID-19 pandemic	0.8	2.2
Other items, net	(0.6)	2.5
Losses (gains) and other expenses, net	$4.9	$9.2

The net change in unrealized losses on unsettled futures contracts was due to changes in commodity prices relative to the unsettled futures contract prices. For more information on our derivatives, see Note 9 in the Notes to the Consolidated Financial Statements. Foreign currency exchange gains decreased in 2022 primarily due to changes in foreign exchange rates in our primary markets. Environmental liabilities and special legal contingency charges in 2022 relate to estimated remediation costs at some of our facilities and outstanding legal settlements including asbestos. Refer to Note 5 in the Notes to the Consolidated Financial Statements for more information on litigation, including the asbestos-related litigation, and the environmental liabilities. The charges incurred related to the COVID-19 pandemic related primarily to facility cleaning costs and sanitization supplies to support the health and safety of our employees.

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

Income from Equity Method Investments

Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments was $5 million in 2022 compared to $12 million in 2021. The decrease was due to lower operating results at the investees due to higher material costs.

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

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021 - Results by Segment

Home Comfort Solutions

The following table presents our Home Comfort Solutions segment’s net sales and profit for 2022 and 2021 (dollars in millions):

	For the Years Ended December 31,
	2022	2021	Difference	% Change
Net sales	$3,198.3	$2,775.6	$422.7	15%
Profit	$596.9	$540.3	$56.6	10%
% of net sales	18.7%	19.5%
Net sales increased 15% in 2022 compared to 2021 due to an increase in price of 11%, an increase in sales volume of 4%, and 1% from favorable product mix. Partially offsetting these increases was 1% from unfavorable foreign currency.

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

Building Climate Solutions

The following table presents our Building Climate Solutions segment’s net sales and profit for 2022 and 2021 (dollars in millions):

	For the Years Ended December 31,
	2022	2021	Difference	% Change
Net sales	$1,286.4	$1,188.8	$97.6	8%
Profit	$162.9	$164.6	$(1.7)	(1)%
% of net sales	12.7%	13.8%

Net sales increased 8% in 2022 compared to 2021 due to an increase in product mix of 9% and an increase in price of 5%. Partially offsetting these increases was lower sales volume of 6%.

Segment profit in 2022 decreased $2 million compared to 2021 due to $30 million from higher factory inefficiencies, $29 million in higher component costs, $23 million in higher commodity costs, $22 million in lower sales volume, $21 million from higher other product costs including LIFO, $16 million in higher SG&A costs, $4 million from higher freight and distribution costs and $2 million from miscellaneous other items. Partially offsetting these decreases was an increase in price of $107 million, $36 million increase in product mix, $1 million in lower product warranty costs and $1 million in favorable foreign currency translation.

Corporate and Other

The following table presents our Corporate and Other segment’s net sales and loss for 2022 and 2021 (dollars in millions):

	For the Years Ended December 31,
	2022	2021	Difference	% Change
Net sales	$233.7	$229.7	$4.0	2%
Loss	$(94.0)	$(101.0)	$7.0	(7)%
% of net sales	(40.2)%	(44.0)%

Net sales increased 2% in 2022 compared to 2021 due to our European businesses.

Segment loss decreased by $7 million in 2022 compared to 2021 due primarily to a $7 million reduction in SG&A costs.

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

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and our commercial paper program. Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the years ended December 31, 2023, 2022 and 2021 (in millions):

	2023	2022	2021
Net cash provided by operating activities	$736.2	$302.3	$515.5
Net cash used in investing activities	$(319.7)	$(103.0)	$(106.4)
Net cash used in financing activities	$(406.2)	$(174.1)	$(498.7)

Net Cash Provided By Operating Activities - Net cash provided by operating activities activities increased $434 million to $736 million in 2023 compared to $302 million in 2022. The increase was primarily attributable to efforts to better manage working capital levels and an increase in net income of $93 million.

Net Cash Used In Investing Activities - Net cash used in investing activities increased $217 million from 2022 to 2023 primarily due to higher capital expenditures and $95 million related to our acquisition of AES. Capital expenditures were $250 million, $101 million and $107 million in 2023, 2022 and 2021, respectively. Capital expenditures in 2023 were primarily related to the expansion of our manufacturing capacity including investments in our commercial HVAC factory in Mexico, equipment, and investments in systems and software to support the overall enterprise.

Net Cash Used In Financing Activities - Net cash used in financing activities was $406 million in 2023 and $174 million in 2022. The increase was primarily due to paydown of our debt balances during 2023. We did not repurchase any shares in 2023 compared to $300 million of share repurchases in 2022. We also returned $153 million to shareholders through dividend payments in 2023.

Debt Position

The following table details our lines of credit and financing arrangements as of December 31, 2023 (in millions):

Outstanding Borrowings

Commercial paper:	$150.0

Current maturities of long-term debt:
Finance lease obligations	$12.1
Total current maturities of long-term debt	$12.1
Long-term debt:
Finance lease obligations	$32.7
Credit agreement (1)	20.0
Senior unsecured notes	1,100.0
Debt issuance costs	(9.6)
Total long-term debt	$1,143.1
Total debt	$1,305.2

(1)The total capacity on the facility is $1,100.0 million. The amount available for future borrowings on our Credit Agreement is $928 million after being reduced by the outstanding borrowings under our Commercial Paper Program and $2 million in outstanding standby letters of credit as of December 31, 2023.

Commercial Paper Program

On October 25, 2023, we established a commercial paper program (the “Program”), as a replacement to our Asset Securitization Program which expired in November 2023, pursuant to which we may issue short-term, unsecured commercial paper notes (the “CP Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act. Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the CP Notes outstanding under the Program at any time not to exceed $500.0 million. The CP Notes will have maturities of up to 397 days from the date of issue. The CP Notes will rank pari passu with all of our other unsecured and unsubordinated indebtedness. The net proceeds of the issuances of the CP Notes are expected to be used for general corporate purposes. We plan to use our revolving credit facility as a liquidity backstop for the repayment of CP Notes outstanding under the Program. CP Notes currently outstanding under the Program totaled $150 million as of December 31, 2023.

Credit Agreement

In August 2023, we entered into the Second Amendment (the “Second Amendment”) to our existing Credit Agreement, dated as of July 14, 2021 (as amended, the "Credit Agreement"), with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. Under the Second Amendment, the revolving commitments were increased by $350 million and certain representations required to be made as conditions precedent to borrowing were revised to provide us greater flexibility to enter into additional future financings.

Our Credit Agreement consists of a $1,100.0 million unsecured revolving credit facility that matures in July 2026. We had outstanding borrowings of $20.0 million as well as $1.7 million committed to standby letters of credit as of December 31, 2023. Subject to covenant limitations, $928.3 million was available for future borrowings. The revolving credit facility includes a subfacility for swingline loans of up to $65.0 million. The Credit Agreement will expire and outstanding loans will be required to be repaid in July 2026, unless maturity is extended by the lenders pursuant to two one-year extension options that we may request under the Credit Agreement.

Senior Unsecured Notes

In September 2023, we issued $500.0 million of senior unsecured notes, which will mature in September 2028 (the "2028 Notes") with interest being paid semi-annually in March and September at 5.50%. We issued two series of senior unsecured notes on July 30, 2020 for $300.0 million each, which will mature on August 1, 2025 (the "2025 Notes") and August 1, 2027 (the "2027 Notes") with interest being paid semi-annually in February and August at 1.35% and 1.70% respectively, per annum (the 2025 Notes, the 2027 Notes, and the 2028 Notes, collectively the “Notes”).

All the Notes are guaranteed, on a senior unsecured basis, by certain of our subsidiaries that guarantee indebtedness under our Credit Agreement. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of December 31, 2023, we believe we were in compliance with all covenant requirements.

Financial Leverage

We periodically review our capital structure, including our primary bank facility, to ensure the appropriate levels of liquidity and leverage and to take advantage of favorable interest rate environments or other market conditions. We consider various other financing alternatives and may, from time to time, access the capital markets.

We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our Share Repurchase Plans. Our book value of debt-to-total-capital ratio decreased to 82% at December 31, 2023 compared to 115% at December 31, 2022.

As of December 31, 2023, our senior credit ratings were Baa2 with a stable outlook, and BBB with a stable outlook, by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Rating Group (“S&P”), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody’s and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $61 million, future cash generated from operations and available future borrowings are sufficient to fund our operations, planned capital expenditures, future contractual obligations, share repurchases, anticipated dividends and other needs in the foreseeable future. Included in our cash and cash equivalents as of December 31, 2023 was $30 million of cash held in foreign locations, although that amount can fluctuate significantly depending on the timing of cash receipts and payments. Our cash and cash equivalents held in foreign locations is generally available for use in our U.S. operations and could be subject to foreign withholding taxes and U.S. state taxes.

No contributions are required to be made to our U.S. defined benefit plans in 2024. We made $15.0 million in total contributions to our pension plans in 2023.

Dividend payments were $153 million in 2023 compared to $142 million in 2022. On May 15, 2023, our Board of Directors approved a 4% increase in our quarterly dividend on common stock from $1.06 to $1.10 per share effective with the July 2023 dividend payment.

Delaware law limits the ability to pay dividends to surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, stock repurchases can only be made out of surplus and only if our capital would not be impaired.

We expect capital expenditures of approximately $175 million in 2024, which includes final spending for our new commercial HVAC factory in Mexico and the 2025 low GWP refrigerant transition.

Financial Covenants related to our Debt

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

Our Credit Agreement contains customary events of default. These events of default include nonpayment of principal or other amounts, material inaccuracy of representations and warranties, breach of covenants, default on certain other indebtedness or receivables securitizations (cross default), certain voluntary and involuntary bankruptcy events and the occurrence of a change in control. A cross default under our credit facility could occur if:

•We fail to pay any principal or interest when due on any other indebtedness or receivables securitization exceeding $75.0 million; or
•We are in default in the performance of, or compliance with any term of any other indebtedness in an aggregate principal amount exceeding $75.0 million, or any other condition exists which would give the holders the right to declare such indebtedness due and payable prior to its stated maturity.

Each of our major debt agreements contains provisions by which a default under one agreement causes a default in the others (a cross default). If a cross default under our Credit Agreement or our senior unsecured notes were to occur, it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment.

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

As of December 31, 2023, we believe we were in compliance with all covenant requirements.

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

Where available, the fair values were based upon quoted prices in active markets. However, if quoted prices were not available, then the fair values were based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities without observable market activity, if any, the fair values were based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. Valuation adjustments to reflect either party’s creditworthiness and ability to pay were incorporated into our valuations, where appropriate, as of December 31, 2023 and 2022, the measurement dates. See Note 16 of the Notes to the Consolidated Financial Statements for more information on the assets and liabilities measured at fair value.

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

Notional amount (pounds of aluminum and copper)	53.3
Carrying amount and fair value of net asset	$(0.1)
Change in fair value from 10% change in forward prices	$9.1

Refer to Note 9 of the Notes to the Consolidated Financial Statements for additional information regarding our commodity futures contracts.

Interest Rate Risk

Our results of operations can be affected by changes in interest rates due to variable rates of interest on our debt facilities, cash, cash equivalents and short-term investments. A 10% adverse movement in the levels of interest rates across the entire yield curve would have resulted in an increase to pre-tax interest expense of approximately $2.3 million, $1.7 million and $0.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

From time to time, we may use an interest rate swap hedging strategy to eliminate the variability of cash flows in a portion of our interest payments. This strategy, when employed, allows us to fix a portion of our interest payments when interest rates are low. As of December 31, 2023 and 2022, no interest rate swaps were in effect.

Foreign Currency Exchange Rate Risk

Our results of operations are affected by changes in foreign currency exchange rates. Net sales and expenses in foreign currencies are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. Our primary exposure to foreign currencies are the Canadian dollar, Mexican Peso, and the Euro. During 2023, 2022 and 2021, net sales from outside the U.S. represented 11.3%, 11.4% and 13.1%, respectively, of our total net sales. For the years ended December 31, 2023, 2022, and 2021, foreign currency transaction gains and losses did not have a material impact to our results of operations. A 10% change in foreign exchange rates would have had an estimated $5.6 million, $3.5 million and $2.7 million impact to net income for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management concluded that as of December 31, 2023, the Company’s internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements, has issued an audit report including an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023, a copy of which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Lennox International Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Lennox International Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and Schedule II – Valuation and Qualifying Accounts and Reserves (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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
Evaluation of the product warranty liability
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company provides a product warranty for certain of its products with the warranty period generally ranging from 1 to 20 years. The product warranty liability is estimated by product category based on the estimated future costs to repair or replace the products under warranty. The Company’s product warranty liability was $142.8 million as of December 31, 2023.
We identified the evaluation of the product warranty liability as a critical audit matter. Assessing the assumptions used to estimate the product warranty liability, specifically, the estimated failure rates by product category by year, and estimated cost per failure, involved subjective and complex auditor judgment.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s estimate of the failure rates by product category and controls to estimate the cost of failures by product category for products subject to warranty. We assessed the estimated failure rates by product category and the estimated cost per failure by product category used in the estimation of the product warranty liability by comparing them to the Company’s underlying historical data. We assessed the sensitivity of the estimated failure rates and cost of failures and tested a sample of the historical data used as the basis for these assumptions by comparing to the relevant underlying documentation.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Dallas, Texas
February 13, 2024

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares and par values)

	As of December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$60.7	$52.6
Short-term investments	8.4	8.5
Accounts and notes receivable, net of allowances of $14.4 and $15.5 in 2023 and 2022, respectively	594.6	608.5
Inventories, net	699.1	753.0
Other assets	70.7	73.9
Total current assets	1,433.5	1,496.5
Property, plant and equipment, net of accumulated depreciation of $910.8 and $920.8 in 2023 and 2022, respectively	720.4	548.9
Right-of-use assets from operating leases	213.6	219.9
Goodwill	222.1	186.3
Deferred income taxes	51.8	27.5
Other assets, net	156.9	88.5
Total assets	$2,798.3	$2,567.6
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Commercial paper	$150.0	$—
Current maturities of long-term debt	12.1	710.6
Current operating lease liabilities	57.5	63.3
Accounts payable	374.7	427.3
Accrued expenses	416.1	376.9
Income taxes payable	4.2	17.6
Total current liabilities	1,014.6	1,595.7
Long-term debt	1,143.1	814.2
Long-term operating lease liabilities	164.6	161.8
Pensions	22.5	40.1
Other liabilities	168.2	158.9
Total liabilities	2,513.0	2,770.7
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,184.6	1,155.2
Retained earnings	3,506.2	3,070.6
Accumulated other comprehensive loss	(56.9)	(90.6)
Treasury stock, at cost, 51,588,103 shares and 51,700,260 shares for 2023 and 2022, respectively	(4,349.5)	(4,339.2)
Total stockholders' equity (deficit)	285.3	(203.1)
Total liabilities and stockholders' equity (deficit)	$2,798.3	$2,567.6

The accompanying notes are an integral part of these Consolidated Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	For the Years Ended December 31,
	2023	2022	2021
Net sales	$4,981.9	$4,718.4	$4,194.1
Cost of goods sold	3,434.1	3,433.7	3,005.7
Gross profit	1,547.8	1,284.7	1,188.4
Operating expenses:
Selling, general and administrative expenses	705.5	627.2	598.9
Losses (gains) and other expenses, net	8.5	4.9	9.2
Restructuring charges	3.1	1.5	1.8
Impairment on assets held for sale	63.2	—	—
Gain on sale of businesses	(14.1)	—	—
Income from equity method investments	(8.5)	(5.1)	(11.8)
Operating income	790.1	656.2	590.3
Pension settlements	0.8	(0.2)	1.2
Interest expense, net	51.7	38.7	25.0
Other expense (income), net	0.1	1.9	4.0
Income before income taxes	737.5	615.8	560.1
Provision for income taxes	147.4	118.7	96.1
Net income	$590.1	$497.1	$464.0

Earnings per share – Basic:	$16.61	$13.92	$12.47

Earnings per share – Diluted:	$16.54	$13.88	$12.39

Weighted Average Number of Shares Outstanding - Basic	35.5	35.7	37.2
Weighted Average Number of Shares Outstanding - Diluted	35.7	35.8	37.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	For the Years Ended December 31,
	2023	2022	2021
Net income	$590.1	$497.1	$464.0
Other comprehensive income (loss):
Foreign currency translation adjustments	11.9	(10.2)	(7.3)
Reclassification of foreign currency translation upon sale of businesses	15.8	—	—
Net change in pension and post-retirement benefit liabilities	(1.5)	20.4	11.8
Reclassification of pension and post-retirement benefit losses into earnings	5.5	5.4	7.9
Reclassification of pension adjustments upon sale of businesses	(1.8)	—	—
Pension settlements	0.8	(0.2)	1.2
Share of equity method investments other comprehensive income	1.1	0.7	—
Net change in fair value of cash flow hedges	3.2	(9.9)	29.8
Reclassification of cash flow hedge losses (gains) into earnings	0.4	(9.7)	(26.9)
Other comprehensive income (loss) before taxes	$35.4	$(3.5)	$16.5
Tax (expense) benefit	(1.7)	1.0	(7.4)
Other comprehensive income (loss), net of tax	33.7	(2.5)	9.1
Comprehensive income	$623.8	$494.6	$473.1

The accompanying notes are an integral part of these Consolidated Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2023, 2022 and 2021
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders’ Equity (Deficit)
					Shares	Amount
Balance as of December 31, 2020	$0.9	$1,113.2	$2,385.8	$(97.2)	$48.8	$(3,419.8)	$(17.1)
Net income	—	—	464.0	—	—	—	464.0
Dividends, $3.53 per share	—	—	(130.5)	—	—	—	(130.5)
Foreign currency translation adjustments	—	—	—	(7.3)	—	—	(7.3)
Pension and post-retirement liability changes, net of tax expense of $7.0	—	—	—	13.9	—	—	13.9
Stock-based compensation expense	—	24.3	—	—	—	—	24.3
Change in cash flow hedges, net of tax expense of $0.4	—	—	—	2.5	—	—	2.5
Treasury shares reissued for common stock	—	(3.8)	—	—	(0.2)	7.1	3.3
Treasury stock purchases	—	—	—	—	1.9	(622.1)	(622.1)
Balance as of December 31, 2021	0.9	1,133.7	2,719.3	(88.1)	50.5	(4,034.8)	(269.0)
Net income	—	—	497.1	—	—	—	497.1
Dividends, $4.10 per share	—	—	(145.8)	—	—	—	(145.8)
Foreign currency translation adjustments	—	—	—	(10.2)	—	—	(10.2)
Pension and post-retirement liability changes, net of tax expense of $3.0	—	—	—	22.6	—	—	22.6
Share of equity method investments other comprehensive income	—	—	—	0.7	—	—	0.7
Stock-based compensation expense	—	21.8	—	—	—	—	21.8
Change in cash flow hedges, net of tax benefit of $4.0	—	—	—	(15.6)	—	—	(15.6)
Treasury shares reissued for common stock	—	(0.3)	—	—	(0.1)	3.9	3.6
Treasury stock purchases	—	—	—	—	1.3	(308.3)	(308.3)
Balance as of December 31, 2022	0.9	1,155.2	3,070.6	(90.6)	51.7	(4,339.2)	(203.1)
Net income	—	—	590.1	—	—	—	590.1
Dividends, $4.36 per share	—	—	(154.5)	—	—	—	(154.5)
Foreign currency translation adjustments	—	—	—	27.7	—	—	27.7
Pension and post-retirement liability changes, net of tax expense of $1.0	—	—	—	2.0	—	—	2.0
Share of equity method investments other comprehensive income	—	—	—	1.1	—	—	1.1
Stock-based compensation expense	—	30.1	—	—	—	—	30.1
Change in cash flow hedges, net of tax expense of $0.7	—	—	—	2.9	—	—	2.9
Treasury shares reissued for common stock	—	(0.7)	—	—	(0.2)	4.6	3.9
Treasury stock purchases	—	—	—	—	0.1	(14.9)	(14.9)
Balance as of December 31, 2023	$0.9	$1,184.6	$3,506.2	$(56.9)	$51.6	$(4,349.5)	$285.3
The accompanying notes are an integral part of these Consolidated Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023, 2022 and 2021
(In millions)

	2023	2022	2021
Cash flows from operating activities:
Net income	$590.1	$497.1	$464.0
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of businesses	(14.1)	—	—
Impairment on net assets held for sale	63.2	—	—
Income from equity method investments	(8.5)	(5.1)	(11.8)
Dividends from affiliates	0.5	1.7	9.1
Restructuring charges, net of cash paid	2.6	1.0	1.1
Provision for credit losses	9.8	6.9	4.9
Unrealized losses (gains), net on derivative contracts	6.0	1.7	(0.6)
Stock-based compensation expense	30.1	21.8	24.3
Depreciation and amortization	86.0	77.9	72.4
Deferred income taxes	(26.0)	(15.2)	(5.4)
Pension expense	3.2	6.0	11.3
Pension contributions	(15.0)	(22.5)	(1.5)
Other items, net	(0.5)	(1.1)	0.3
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(32.7)	(112.4)	(68.8)
Inventories	11.1	(249.3)	(71.0)
Other current assets	7.1	(7.3)	(19.2)
Accounts payable	(29.2)	28.2	55.2
Accrued expenses	65.0	13.7	64.2
Income taxes payable and receivable, net	(24.1)	56.4	(26.5)
Leases, net	3.1	1.7	0.2
Other, net	8.5	1.1	13.3
Net cash provided by operating activities	736.2	302.3	515.5
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	2.1	1.6	0.9
Purchases of property, plant and equipment	(250.2)	(101.1)	(106.8)
Acquisition of business	(94.9)	—	—
Net proceeds from sale of businesses	23.2	—	—
Proceeds from (purchases of) short-term investments, net	0.1	(3.5)	(0.5)
Net cash used in investing activities	(319.7)	(103.0)	(106.4)
Cash flows from financing activities:
Commercial paper borrowings	150.0	—	—
Asset securitization borrowings	190.0	407.0	627.0
Asset securitization payments	(540.0)	(307.0)	(377.0)
Long-term debt payments	(364.4)	(12.9)	(12.3)
Issuance of senior unsecured notes	500.0	—	—
Borrowings from credit facility	1,721.0	2,537.5	1,162.5
Payments on credit facility	(1,893.0)	(2,352.0)	(1,156.0)
Payments of deferred financing costs	(5.4)	—	2.4
Proceeds from employee stock purchases	3.9	3.6	3.3
Repurchases of common stock	—	(300.0)	(600.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(14.9)	(8.3)	(22.1)
Cash dividends paid	(153.4)	(142.0)	(126.5)
Net cash used in financing activities	(406.2)	(174.1)	(498.7)
Increase (decrease) in cash and cash equivalents	10.3	25.2	(89.6)
Effect of exchange rates on cash and cash equivalents	(2.2)	(3.6)	(3.3)
Cash and cash equivalents, beginning of year	52.6	31.0	123.9
Cash and cash equivalents, end of year	$60.7	$52.6	$31.0

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$50.2	$35.4	$23.8
Income taxes paid (net of refunds)	$197.8	$77.2	$128.5
Insurance recoveries received	$—	$—	$6.6
The accompanying notes are an integral part of these Consolidated Financial Statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Operations:

Lennox International Inc., a Delaware corporation, through its subsidiaries (referred to herein as “we,” “our,” “us,” “Lennox,” “LII,” or the “Company”), is a global leader in energy-efficient climate-control solutions. We design, manufacture and market a broad range of products for the heating, ventilation, air conditioning and refrigeration (“HVACR”) markets. We have leveraged our expertise to become an industry leader known for innovation, quality and reliability. Our products and services are sold through multiple distribution channels under various names. We operate in two reportable business segments: Home Comfort Solutions (formerly Residential) and Building Climate Solutions (formerly Commercial). See Note 3 for financial information regarding our reportable segments.

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

Short-term Investments

Short-term investments include all investments, exclusive of cash equivalents, with a stated maturity date of one year or less from the balance sheet date.

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

Inventories

Inventory costs include material, labor, and capitalized overhead. Inventories of $438.9 million and $465.5 million as of December 31, 2023 and 2022, respectively, were valued at the lower of cost or net realizable value using the last-in, first-out (“LIFO”) cost method. The remainder of inventory is valued at the lower of cost or net realizable value with cost determined primarily using either the first-in, first-out (“FIFO”) or average cost methods.

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
We periodically review long-lived assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. To assess recoverability, we compare the estimated expected future undiscounted cash flows identified with each long-lived asset or related asset group to the carrying amount of such assets. If the expected future cash flows do not exceed the carrying value of the asset or assets being reviewed, an impairment loss is recognized based on the excess of the carrying amount of the impaired assets over their fair value. See Note 9 for additional information on our property, plant and equipment. Based on the expected fair value of the consideration to be received from the sale of our European commercial HVAC and refrigeration businesses, net of our costs to sell, we recorded an impairment on assets held for sale during the third quarter of 2023 which included a $22.6 million impairment of property, plant and equipment.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of assets from acquired businesses. Goodwill is not amortized, but is reviewed for impairment annually during the third quarter and whenever events or changes in circumstances indicate the asset may be impaired. See Note 9 for additional information on our goodwill.

The provisions of the accounting standard for goodwill allow us to first assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. As part of our qualitative assessment, we monitor economic, legal, regulatory and other factors, industry trends, our market capitalization, recent and forecasted financial performance of our reporting units and the timing and nature of our restructuring activities for the Company as a whole and for each reporting unit.

If a quantitative goodwill impairment test is determined to be necessary, we estimate reporting unit fair values using a combination of the discounted cash flow approach and a market approach. The discounted cash flows used to estimate fair value are based on assumptions regarding each reporting unit’s estimated projected future cash flows and the estimated weighted-average cost of capital that a market participant would use in evaluating the reporting unit in a purchase transaction. The estimated weighted-average cost of capital is based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt to equity capital. In performing these impairment tests, we take steps to ensure that appropriate and reasonable cash flow projections and assumptions are used. We reconcile our estimated enterprise value to our market capitalization and determine the reasonableness of the cost of capital used by comparing to market data. We also perform sensitivity analyses on the key assumptions used, such as the weighted-average cost of capital and terminal growth rates. The market approach is based on objective evidence of market values. In the third quarter of 2023, we recorded a $2.3 million impairment of goodwill related to our agreement to sell our European commercial HVAC and refrigeration businesses which was included in our impairment on assets held for sale.

Intangible assets such as customer relationships, non-compete agreements and trade names with finite lives are amortized based on the pattern in which the economic benefits of the intangible assets are utilized. If a pattern of economic benefit cannot be reliably determined or if straight-line amortization approximates the pattern of economic benefit, then straight-line amortization may be used.

The range of useful lives approximates the following (in years):

Customer relationships	2 to 20 years
Non-compete agreements	Contracted term
Trade names	2 to 10 years

We assess the recoverability of the carrying amount of our intangible assets with finite lives whenever events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset group to the future undiscounted cash flows expected to be generated by the asset group. If the undiscounted cash flows are less then the carrying amount of the asset group, an impairment loss is recognized for the amount by which the carrying value of the asset group exceeds the fair value of the asset group.

Product Warranties

For some of our heating, ventilation and air conditioning (“HVAC”) products, we provide warranty terms ranging from 1 to 20 years to customers for certain components such as compressors or heat exchangers. For select products, we also provide limited lifetime warranties. A liability for estimated warranty expense is recorded in cost of goods sold on the date that revenue is recognized. Our estimates of future warranty costs are determined by product category. The number of units we expect to repair or replace is determined by applying an estimated failure rate, which is generally based on historical experience, to the number of units that were sold and are still under warranty. In most cases, the estimated units to be repaired under warranty are multiplied by the estimated cost of replacement parts to determine the estimated future warranty cost. We do not discount product warranty liabilities as the amounts are not fixed and the timing of future cash payments is neither fixed nor reliably determinable. We also provide for specifically-identified warranty obligations. Estimated future warranty costs are subject to adjustment depending on changes in actual failure rate and cost experience. Subsequent costs incurred for warranty claims serve to reduce the accrued product warranty liability. See Note 5 for more information on our estimated future warranty costs.

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

Self-Insurance

Self-insurance expense and liabilities were actuarially determined based primarily on our historical claims information, industry factors, and trends. The self-insurance liabilities as of December 31, 2023 represent the best estimate of the future payments to be made on reported and unreported losses for 2023 and prior years. The amounts and timing of payments for claims reserved may vary depending on various factors, including the development and ultimate settlement of reported and unreported claims. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liabilities may change. See Note 5 for additional information on our self-insured risks and liabilities.

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

Leases

We lease certain real and personal property under non-cancelable leases including real estate, IT equipment, fleet vehicles and manufacturing and distribution equipment. At inception of the lease, we determine a lease exists if the contract conveys the right to control an identified asset for a period of time in exchange for consideration. Control is considered to exist when the lessee has the right to obtain substantially all the economic benefits from the use of an identified asset as well as the right to direct the use of the asset. If a contract is considered to be a lease, we recognize a lease liability based on the present value of the future minimum lease payments and a right-of-use asset. For contracts that are 12 months or less, we do not recognize a right-of-use asset or liability. We do not separate non-lease components from the lease components to which they relate and account for the combined lease and non-lease components as a single lease component.

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

Changes in Accounting Standards Effective for Future Reporting Periods

In March 2023, the FASB issued ASU No. 2023-02, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures using the Proportional Amortization Method. ASU 2023-02 replaces the guidance related to accounting for investments in tax credit structures to allow the use of the proportional amortization method. The amendment permits reporting entities to elect to account for their equity investments in tax credit structures using the proportional amortization method if certain conditions are met. This amendment requires entities to make disclosures about all investments in a tax credit program for which they have elected to account for using the proportional amortization method, including those investments in an elected tax credit program that do not meet the conditions to apply the proportional amortization method. ASU 2023-02 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. We are currently evaluating the impact of this standard on our financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of this standard on our financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 updates income tax disclosure requirements, primarily through enhanced disclosures regarding income rate reconciliation and income taxes paid. This is effective for fiscal years beginning after December 15, 2024. We are currently evaluating the impact of this standard on our financial statements.

3. Reportable Business Segments:

Description of Segments

We operate in two reportable business segments of the HVACR industry. Our segments are organized primarily by the nature of the products and services we provide. The following table describes each segment:

Segment	Products or Services	Markets Served	Geographic Areas
Home Comfort Solutions	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, comfort control products, replacement parts and supplies	Residential Replacement; Residential New Construction	United States Canada
Building Climate Solutions	Unitary heating and air conditioning equipment, applied systems, controls, installation and service of commercial heating and cooling equipment, variable refrigerant flow commercial products, curb, curb adapters, drop box diffusers, HVAC recycling and salvage service, condensing units, unit coolers, fluid coolers, air cooled condensers, air handlers, process chillers, controls, compressorized racks
		Light Commercial; Food Preservation; Non-Food Industry	United States Canada

Prior to January 1, 2023, we operated in three reportable business segments. In November 2022, we announced the decision to explore strategic alternatives for our European commercial HVAC and refrigeration businesses. We continue to invest in our Heatcraft Worldwide Refrigeration business which is included in the Building Climate Solutions segment while our European portfolio is presented with Corporate and Other until disposition. The consolidation of our Heatcraft business within the Building Climate Solutions segment provides the opportunity to leverage synergies and create long-term growth opportunities by integrating entities with similar products, end consumers and financial performance metrics under the same management. The change in segment reporting better aligns with how the businesses are managed and evaluated given the change in portfolio.

In the fourth quarter of 2023, we successfully completed the divestiture of our European operations.

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

Net sales and segment profit (loss) by segment, along with a reconciliation of segment profit (loss) to Operating income, are shown below (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Net Sales (1)
Home Comfort Solutions	$3,222.9	$3,198.3	$2,775.6
Building Climate Solutions (3)	1,511.4	1,286.4	1,188.8
Corporate and Other (3)	247.6	233.7	229.7
	$4,981.9	$4,718.4	$4,194.1
Segment profit (loss) (2)
Home Comfort Solutions	$610.2	$596.9	$540.3
Building Climate Solutions (3)	340.8	162.9	164.6
Corporate and Other (3)	(93.9)	(94.0)	(101.0)
Total segment profit	857.1	665.8	603.9
Reconciliation to Operating income:
Gain on sale of businesses (2)	(14.1)	—	—
Impairment of net assets held for sale (2)	63.2	—	—
Items in Losses (gains) and other expenses, net that are excluded from segment profit (loss) (2)	14.8	8.1	14.3
Special product quality adjustments (2)	—	—	(2.5)
Restructuring charges (2)	3.1	1.5	1.8
Operating income	$790.1	$656.2	$590.3

(1) On a consolidated basis, no revenue from transactions with a single customer were 10% or greater of our consolidated net sales for any of the periods presented.

(2) We define segment profit (loss) as a segment's operating income (loss) included in the accompanying Consolidated Statements of Operations, excluding:
•The following items in Losses (gains) and other expenses, net:
◦Net change in unrealized (gains) losses on unsettled futures contracts,
◦Environmental liabilities and special litigation charges, and;
◦Other items, net
•Restructuring charges;
•Special product quality adjustments;
•Impairment on assets held for sale; and
•Gain on sale of businesses.

(3) Previously, we operated in three reportable business segments. In November 2022, we announced the decision to explore strategic alternatives for our European portfolio and that we would continue to invest in our Heatcraft Worldwide Refrigeration business, all of which were previously in our Refrigeration segment. On January 1, 2023, we adjusted our segment presentation to better align with how the segments are managed and evaluated after the change in portfolio. Heatcraft Worldwide Refrigeration is now part of the Business Climate Solutions segment while the European portfolio is presented with Corporate and Other until disposition. Amounts presented in this table have been recast to reflect the revised segment presentation. In the fourth quarter of 2023, we successfully completed the divestiture of our European operations.

Total assets by segment are shown below (in millions):

	As of December 31,
	2023	2022	2021
Total Assets:
Home Comfort Solutions	$1,449.4	$1,456.4	$1,149.7
Building Climate Solutions	989.2	730.3	626.7
Corporate and Other	359.7	380.9	395.5
Total assets	$2,798.3	$2,567.6	$2,171.9

The assets in the Corporate and Other segment primarily consist of cash, short-term investments and deferred tax assets as well as the assets in the European portfolio which was disposed of in the fourth quarter of 2023. Assets recorded in the operating segments represent those assets directly associated with those segments.

Total capital expenditures by segment are shown below (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Capital Expenditures:
Home Comfort Solutions	$59.1	$42.4	$70.0
Building Climate Solutions	119.6	29.7	9.7
Corporate and Other	71.5	29.0	27.1
Total capital expenditures	$250.2	$101.1	$106.8

Depreciation and amortization expenses by segment are shown below (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Depreciation and Amortization:
Home Comfort Solutions	$35.3	$31.5	$27.6
Building Climate Solutions	19.4	17.9	17.4
Corporate and Other	31.3	28.5	27.4
Total depreciation and amortization	$86.0	$77.9	$72.4

The income from equity method investments is shown below (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Income from Equity Method Investments:
Home Comfort Solutions	$5.5	$0.9	$6.9
Building Climate Solutions	3.0	4.2	4.9
Total income from equity method investments	$8.5	$5.1	$11.8

Geographic Information

Property, plant and equipment, net for each major geographic area in which we operate, based on the domicile of our operations, are shown below (in millions):

	As of December 31,
	2023	2022	2021
Property, Plant and Equipment, net:
United States	$487.1	$408.8	$381.0
Mexico	228.7	110.9	102.7
Canada	2.2	2.1	2.1
Other international	2.4	27.1	29.3
Total Property, plant and equipment, net	$720.4	$548.9	$515.1

4. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share were as follows (in millions, except per share data):

	For the Years Ended December 31,
	2023	2022	2021
Net income	$590.1	$497.1	$464.0

Weighted-average shares outstanding – basic	35.5	35.7	37.2
Add: Potential effect of diluted securities attributable to stock-based payments	0.2	0.1	0.3
Weighted-average shares outstanding – diluted	$35.7	$35.8	$37.5

Earnings per share - Basic:
Net income	$16.61	$13.92	$12.47

Earnings per share - Diluted:
Net income	$16.54	$13.88	$12.39

5. Commitments and Contingencies:

Leases
We lease certain real and personal property under non-cancelable leases. Approximately 82% of our right-of-use assets and lease liabilities relate to our leases of real estate with the remaining amounts relating to our leases of IT equipment, fleet vehicles and manufacturing and distribution equipment.

The components of lease expense were as follows (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$14.5	$13.2	$11.9
Interest on lease liabilities	1.7	0.7	0.5
Operating lease cost	74.1	67.7	62.2
Short-term lease cost	5.3	5.0	3.8
Variable lease cost	26.8	24.5	21.6
Total lease cost	$122.4	$111.1	$100.0

Other information
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from operating leases	$70.5	$66.0	$61.8
Financing cash flows from finance leases	$15.8	$13.6	$12.3
Right-of-use assets obtained in exchange for new finance lease liabilities	$21.3	$14.4	$14.6
Right-of-use assets obtained in exchange for new operating lease liabilities	$56.4	$98.8	$61.8

	As of December 31,
	2023	2022
Finance lease right-of-use assets(1)	$38.4	$33.3
Operating lease right-of-use assets	$213.6	$219.9
Finance lease liability, current(2)	$12.1	$11.2
Finance lease liability, non-current(3)	$32.7	$28.3
Operating lease liability, current	$57.5	$63.3
Operating lease liability, non-current	$164.6	$161.8
Weighted-average remaining lease term – finance leases	3.4 years	3.6 years
Weighted-average remaining lease term – operating leases	5.0 years	5.1 years
Weighted-average discount rate – finance leases	4.30%	1.92%
Weighted-average discount rate – operating leases	4.14%	3.44%
(1) Recorded in Property, plant and equipment in Consolidated Balance Sheet
(2) Recorded in Current maturities of long-term debt in Consolidated Balance Sheet
(3) Recorded in Long-term debt in Consolidated Balance Sheet

Future annual minimum lease payments and finance lease commitments as of December 31, 2023 were as follows (in millions). We have signed three real estate operating leases which have not yet commenced but create significant rights and obligations amounting to approximately $46.1 million and are excluded from the table below.

	Operating Leases	Finance Leases
2024	$64.6	$13.4
2025	51.6	10.8
2026	42.9	6.8
2027	31.6	3.1
2028	22.0	13.1
Thereafter	33.5	—
Total minimum lease payments	$246.2	$47.2
Less imputed interest	(24.1)	(2.4)
Present value of minimum payments	$222.1	$44.8

On March 1, 2019, we entered into an agreement with a financial institution to renew the lease of our corporate headquarters in Richardson, Texas for a term of five years through March 1, 2024 (the “Lake Park Renewal”). The leased property consists of an office building of approximately 192,000 square feet, land and related improvements. In December 2023, we purchased the property for $41.2 million.

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

Total product warranty liabilities are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2023	2022
Accrued expenses	$45.4	$41.3
Other liabilities	97.4	101.4
Total product warranty liabilities	$142.8	$142.7

The changes in product warranty liabilities related to continuing operations for the years ended December 31, 2023 and 2022 were as follows (in millions):

Total warranty liability as of December 31, 2021	$134.2
Payments made in 2022	(36.3)
Changes resulting from issuance of new warranties	50.5
Changes in estimates associated with pre-existing liabilities	(4.7)
Changes in foreign currency translation rates and other	(1.0)
Total warranty liability as of December 31, 2022	$142.7
Payments made in 2023	(40.1)
Changes resulting from issuance of new warranties	53.9
Changes in estimates associated with pre-existing liabilities	(13.9)
Changes in foreign currency translation rates and other	0.2
Total warranty liability as of December 31, 2023	$142.8

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

Total self-insurance liabilities were included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2023	2022
Accrued expenses	$3.8	$3.0
Other liabilities	15.1	14.6
Total self-insurance liabilities	$18.9	$17.6

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

6. Stock Repurchases:

Our Board of Directors have authorized a total of $4 billion to repurchase shares of our common stock (collectively referred to as the “Share Repurchase Plans”), including a $1.0 billion share repurchase authorization in July 2021. The Share Repurchase Plans allow us to repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The Share Repurchase Plans do not require the repurchase of a specific number of shares and may be terminated at any time. As of December 31, 2023, $546 million of shares is available to repurchase shares under the Share Repurchase Plans.

We used $300 million to purchase 1.3 million shares of our common stock in 2022 and $600 million to purchase 1.9 million shares of our common stock in 2021. No shares were repurchased in 2023. The shares repurchased are held as treasury shares.

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

We recorded $3.1 million of restructuring charges in 2023 to reorganize or remove duplicative headcount and infrastructure. We recorded restructuring charges of $1.5 million in 2022 and $1.8 million in 2021 from activities initiated in prior years including the economic impact of COVID-19. There is not expected to be a material amount of costs incurred from existing restructuring actions in future periods.

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

	For the Year Ended December 31, 2023
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Corporate and Other	Consolidated
United States	$3,001.3	$1,415.6	$—	$4,416.9
Canada	221.6	95.8	—	317.4
International	—	—	247.6	247.6
Total	$3,222.9	$1,511.4	$247.6	$4,981.9

	For the Year Ended December 31, 2022(1)
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Corporate and Other	Consolidated
United States	$2,957.1	$1,223.4	$—	$4,180.5
Canada	241.2	62.4	—	303.6
International	—	0.6	233.7	234.3
Total	$3,198.3	$1,286.4	$233.7	$4,718.4

	For the Year Ended December 31, 2021(1)
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Corporate and Other	Consolidated
United States	$2,532.4	$1,114.1	$—	$3,646.5
Canada	243.2	73.1	—	316.3
International	—	1.6	229.7	231.3
Total	$2,775.6	$1,188.8	$229.7	$4,194.1

(1) As discussed in Note 3, on January 1, 2023 we adjusted our segment reporting to include the results of our Heatcraft business in Building Climate Solutions and the results of our European portfolio in Corporate and Other until their disposition. The amounts for the years ended December 31, 2022 and December 31, 2021 have been recast to reflect the revised segment presentation.

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

For our businesses that provide services, revenue is recognized at the time services are completed. Our Building Climate Solutions segment also provides sales, installation, maintenance and repair services under fixed-price contracts. Revenue for services is recognized as the services are performed under the contract based on the relative fair value of the services provided. We allocate a portion of the revenue for extended labor warranty obligations and recognize the revenue over the term of the extended warranty. Revenue from extended warranties is insignificant. See Note 5 for more information on product warranties.

Home Comfort Solutions - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox stores or to independent distributors. For the years ended December 31, 2023, 2022 and 2021, direct sales represented 75%, 70% and 73% of revenues, respectively, and sales to independent distributors represented the remainder. Given the nature of our business, customer product orders are fulfilled at a point in time and not over a period of time.

Building Climate Solutions - In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. These products are distributed primarily through commercial contractors and directly to national account customers in the planned replacement, emergency replacement and new construction markets. We manufacture and market equipment for the commercial refrigeration markets under the Heatcraft Worldwide Refrigeration name. Our products are used in the food retail, food service, cold storage as well as non-food refrigeration markets. We sell these products to distributors, installing contractors, engineering design firms, original equipment manufacturers and end-users. Lennox National Account Services provides installation, service and preventive maintenance for HVAC national account customers in the United States and Canada. AES manufactures curb, curb adapters, drop box diffusers and also offers HVAC recycling and salvage services, as well as focusing on multi-family HVAC replacement for expired mechanical assets. Revenue related to service contracts is recognized as the services are performed under the contract based on the relative fair value of the services provided. For the years ended December 31, 2023, 2022 and 2021, equipment sales represented 86%, 82% and 82% of revenues, respectively, and the remainder of our revenue was generated from our service business.

Corporate and Other - In Europe, we manufactured and marketed equipment for the global commercial refrigeration markets. We also manufactured and sold unitary heating and cooling products and applied systems. A de minimis amount of segment revenue related to services for start-up and commissioning activities. In the fourth quarter of 2023, we successfully completed the divestiture of our European operations.

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

Net contract assets (liabilities) consisted of the following:

	December 31, 2023	December 31, 2022
Contract assets	$2.2	$—
Contract liabilities - current	(4.7)	(9.6)
Contract liabilities - noncurrent	(7.5)	(6.4)
Total	$(10.0)	$(16.0)

For the years ended December 31, 2023, 2022, and 2021 we recognized revenue of $7.7 million, $10.1 million and $3.6 million related to our contract liabilities at January 1, 2023, 2022 and 2021, respectively. Impairment losses recognized in our receivables and contract assets were de minimis in 2023, 2022 and 2021.

9. Other Financial Statement Details:

Inventories
The components of inventories are as follows (in millions):

	As of December 31,
	2023	2022
Finished goods	$509.4	$534.6
Work in process	9.6	8.9
Raw materials and parts	314.2	328.7
Total	833.2	872.2
Excess of current cost over last-in, first-out cost	(134.1)	(119.2)
Total inventories, net	$699.1	$753.0

Reserves for obsolete and slow-moving inventories were $40.2 million and $34.9 million at December 31, 2023 and December 31, 2022, respectively.

Goodwill
The changes in the carrying amount of goodwill in 2023 and 2022, in total and by segment, are summarized in the table below (in millions):

Segment:	Balance at December 31, 2021 (1)	Changes in foreign currency translation rates	Balance at December 31, 2022	Goodwill reallocation (2)	Goodwill related to divested entities (3)	Goodwill from business acquisition (4)	Balance at December 31, 2023
Home Comfort Solutions	$26.1	$—	$26.1	$—	$—	$—	$26.1
Building Climate Solutions	61.1	—	61.1	94.5	—	40.4	196.0
Historical Refrigeration segment	99.4	(0.3)	99.1	(99.1)	—	—	—
Corporate and Other	—	—	—	4.6	(4.6)	—	—
	$186.6	$(0.3)	$186.3	$—	$(4.6)	$40.4	$222.1

(1) The goodwill balances in the table above are presented net of accumulated impairment charges of $32.7 million, all of which relate to impairments in periods prior to 2021.
(2) As discussed in Note 3, we recast our segment presentation to present our Heatcraft Worldwide Refrigeration business as a component of our Building Climate Solutions segment and our European portfolio as a component of Corporate and Other. Since there is no longer a Refrigeration segment, we allocated goodwill to each segment based upon the relative fair value of the business.
(3) There was $4.6 million of goodwill related to our European portfolio. As part of the loss on assets held for sale that was recorded in the third quarter of 2023, we recorded an impairment of $2.3 million for a portion of the goodwill transferred. The remaining goodwill was included in the balance of disposed net assets.
(4) On October 25, 2023, we announced the acquisition of AES. In connection with this acquisition, $40.4 million of goodwill was recorded and included in the Building Climate Solutions reporting unit. AES is included in the Building Climate Solutions segment. See Note 18 for additional information on the AES acquisition.

A qualitative review of impairment indicators was performed in 2023 for the Home Comfort Solutions and Building Climate Solutions segments. No impairment charges were recorded in 2023 or 2022, except to the extent of respective goodwill impaired as part of the disposition of our European operations.

Property, Plant and Equipment

Components of Property, plant and equipment, net were as follows (in millions):

	As of December 31,
	2023	2022
Land	$23.7	$24.1
Buildings and improvements	371.9	321.6
Machinery and equipment	965.0	964.7
Finance leases	72.2	66.5
Construction in progress and equipment not yet in service	198.4	92.8
Total	1,631.2	1,469.7
Less accumulated depreciation	(910.8)	(920.8)
Property, plant and equipment, net	$720.4	$548.9

No impairment charges were recorded in 2023 or 2022, except to the extent of respective property, plant and equipment impaired as part of the disposition of our European operations.

Accrued Expenses

The significant components of Accrued expenses are presented below (in millions):

	As of December 31,
	2023	2022
Accrued rebates and promotions	$121.5	$123.3
Accrued compensation and benefits	111.8	84.9
Accrued warranties	45.4	41.3
Accrued sales, use, property and VAT taxes	27.1	26.8
Accrued freight	19.6	19.0
Accrued asbestos reserves	17.9	14.3
Accrued interest	11.3	6.1
Accrued pension	11.2	5.8
Derivative contracts	5.7	9.0
Deferred income	4.7	9.6
Self insurance reserves	3.8	3.0
Other	36.1	33.8
Total Accrued expenses	$416.1	$376.9

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

Cash Flow Hedges

We have commodity futures contracts and foreign exchange forward contracts designated as cash flows hedges that are scheduled to mature through May 2025 and January 2025, respectively. We currently have cash flow hedge contracts with a notional amount of 54.2 million pounds of aluminum and copper. Unrealized gains or losses from our cash flow hedges are included in AOCL and are expected to be reclassified into earnings within the next 17 months based on the prices of the commodities and foreign currencies at the settlement dates.

We recorded the following amounts related to our cash flow hedges in AOCL (in millions):

	As of December 31,
	2023	2022
Unrealized losses, net on unsettled contracts	$2.6	$6.3
Income tax benefit	(0.6)	(1.4)
Unrealized losses included in AOCL, net of tax (1)	$2.0	$4.9

(1) Assuming commodity and foreign currency prices remain constant, we expect to reclassify $2.4 million of derivative losses into earnings within the next 12 months.

Expenses included in our Consolidated Statements of Operations

Below is information about expenses included in Selling, general and administrative expenses in our Consolidated Statements of Operations (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Research and development	$94.0	$80.3	$76.1
Advertising, promotions and marketing	39.5	32.4	26.9
Cooperative advertising expenditures	28.7	28.1	27.6

Interest Expense, net

The components of Interest expense, net in our Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Interest expense, net of capitalized interest	$56.0	$39.8	$26.0
Less: Interest income	4.3	1.1	1.0
Interest expense, net	$51.7	$38.7	$25.0

Losses (Gains) and Other Expenses, net

Losses (gains) and other expenses, net in our Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Realized losses (gains) on settled future contracts	$0.1	$0.1	$(1.2)
Foreign currency exchange gains	(4.3)	(1.3)	(2.2)
Gain on disposal of fixed assets	(0.5)	(1.0)	(0.2)
Other operating income	(1.6)	(1.0)	(1.5)
Net change in unrealized (gains) losses on unsettled futures contracts	(0.1)	0.4	—
Environmental liabilities and special litigation charges	15.6	7.5	9.6
Charges incurred related to COVID-19 pandemic	—	0.8	2.2
Other items, net	(0.7)	(0.6)	2.5
Losses (gains) and other expenses, net (pre-tax)	$8.5	$4.9	$9.2

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

Defined Contribution Plans

We recorded the following contributions to our defined contribution plans (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Contributions to defined contribution plans	$22.5	$22.7	$19.9

Pension and Post-retirement Benefit Plans

Benefit Obligations, Fair Value of Plan Assets, Funded Status, and Balance Sheet Position

The following tables set forth amounts recognized in our financial statements and the plans’ funded status for our pension and post-retirement benefit plans (dollars in millions):

	Pension Benefits
	2023	2022
Accumulated benefit obligation	$176.9	$171.6

Changes in projected benefit obligation:
Benefit obligation at beginning of year	$174.3	$269.2
Service cost	2.1	3.8
Interest cost	8.9	6.2
Actuarial loss (gain)	4.5	(74.6)
Effect of exchange rates	1.1	(3.4)
Adjustment upon sale of businesses	(4.8)	—
Settlements	(0.5)	(21.7)
Benefits paid	(6.5)	(5.2)
Benefit obligation at end of year	$179.1	$174.3

Changes in plan assets:
Fair value of plan assets at beginning of year	$131.1	$184.3
Actual return on plan assets	16.4	(45.4)
Employer contributions	15.0	22.5
Effect of exchange rates	1.0	(3.4)
Plan settlements	(0.5)	(21.7)
Benefits paid	(6.5)	(5.2)
Fair value of plan assets at end of year	156.5	131.1
Funded status / net amount recognized	$(22.6)	$(43.2)

Net amount recognized consists of:
Non-current assets	$11.1	$2.7
Current liability	(11.2)	(5.8)
Non-current liability	(22.5)	(40.1)
Net amount recognized	$(22.6)	$(43.2)

Plans with Benefit Obligations in Excess of Plan Assets

	For the Years Ended December 31,
	2023	2022
Pension plans with a benefit obligation in excess of plan assets:
Projected benefit obligation	$38.9	$152.1
Accumulated benefit obligation	36.9	149.6
Fair value of plan assets	—	106.2

Net Periodic Benefit Cost

Our U.S.-based pension plans comprised approximately 86% of the projected benefit obligation and 84% of plan assets as of December 31, 2023.

	Pension Benefits
	2023	2022	2021
Components of net periodic benefit cost as of December 31:
Service cost	$2.1	$3.8	$6.1
Interest cost	8.9	6.2	5.1
Expected return on plan assets	(9.4)	(9.1)	(8.6)
Amortization of prior service costs	0.1	0.1	0.2
Recognized actuarial loss	1.1	5.3	7.7
Settlements	0.8	(0.2)	1.2
Other	(0.4)	(0.1)	(0.4)
Net periodic benefit cost	$3.2	$6.0	$11.3

Amounts recognized in AOCL and Other Comprehensive Income

The following table sets forth amounts recognized in AOCL and Other comprehensive income (loss) in our financial statements for 2023 and 2022 (in millions):

	Pension Benefits
	2023	2022
Amounts recognized in AOCL:
Prior service costs	$(0.3)	$(0.4)
Pension adjustments upon sale of businesses	(1.8)	—
Actuarial loss	(52.6)	(57.7)
Subtotal	(54.7)	(58.1)
Deferred taxes	14.7	15.8
Net amount recognized	$(40.0)	$(42.3)
Changes recognized in other comprehensive loss:
Current year actuarial gain	(1.8)	(19.4)
Effect of exchange rates	0.4	(0.9)
Amortization of prior service costs	(0.1)	(0.1)
Amortization of actuarial loss, including settlements and other	(1.5)	(5.1)
Total recognized in other comprehensive income (loss)	$(3.0)	$(25.5)
Total recognized in net periodic benefit cost and other comprehensive income	$0.2	$(19.5)

The estimated prior service costs and actuarial losses for pension benefits that will be amortized from AOCL in 2024 are $0.1 million and $1.4 million, respectively.

Assumptions

The following tables set forth the weighted-average assumptions used to determine Benefit obligations and Net periodic benefit cost for the U.S.-based plans in 2023 and 2022:

	Pension Benefits
	2023	2022
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.23%	5.50%
Rate of compensation increase	4.02%	4.02%

	Pension Benefits
	2023	2022	2021
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate - service cost	5.39%	2.53%	1.85%
Discount rate - interest cost	5.38%	2.48%	2.16%
Expected long-term return on plan assets	6.50%	6.50%	6.50%
Rate of compensation increase	4.02%	4.13%	4.13%

The change in the discount rate for 2023 was the primary driver in the actuarial gain in the projected benefit obligation during the year.

The following tables set forth the weighted-average assumptions used to determine Benefit obligations and Net periodic benefit cost for the non-U.S.-based plans in 2023 and 2022:

	Pension Benefits
	2023	2022
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.30%	4.72%
Rate of compensation increase	3.07%	3.11%

	Pension Benefits
	2023	2022	2021
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate - service cost	3.75%	0.86%	0.42%
Discount rate - interest cost	4.79%	2.07%	1.51%
Expected long-term return on plan assets	4.94%	2.75%	2.10%
Rate of compensation increase	3.11%	3.14%	3.17%

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

To select a discount rate for the purpose of valuing the plan obligations for the U.S. plans, we performed an analysis in which the projected cash flows from defined benefit and retiree healthcare plans was matched with a yield curve based on the appropriate universe of high-quality corporate bonds that were available. We used the results of the yield curve analysis to select the discount rate for each plan. The analysis was completed separately for each U.S. pension and other post-employment benefits (OPEB) plan. A similar process was followed for the non-U.S.-based plans with sufficient corporate bond information. In other countries, the discount rate was selected based on the approximate duration of plan obligations.

Assumed health care cost trend rates have an effect on the amounts reported for our healthcare plan. The following table sets forth the healthcare trend rate assumptions used:

	2023	2022
Assumed health care cost trend rates as of December 31:
Health care cost trend rate assumed for next year	6.50%	6.50%
Rate to which the cost rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2030	2029

Expected future benefit payments are shown in the table below (in millions):

	For the Years Ended December 31,
	2024	2025	2026	2027	2028	2029-2033
Pension benefits	$16.7	$7.4	$8.7	$21.8	$11.4	$57.3

Composition of Pension Plan Assets

In the fourth quarter of 2023, based on the strong funded status of our U.S. pension plan, we opted to make a $12.2 million voluntary contribution to the plan to increase the funded status and fully fund the plan. With the U.S. pension plan fully funded, the asset allocation was changed from a blend of 50% equities and 50% fixed income to 100% fixed income in order to align changes in asset values with changes in liabilities, therefore reducing funded status volatility, which effectively placed the plan in hibernation status. As a result, we reduced the expected long-term rate of return for our U.S. pension plan assets to 4.5%. Our U.S. pension plan represents 84%, our Canadian pension plan 7%, and our United Kingdom (“U.K.”) pension plan 9% of the total fair value of our plan assets as of December 31, 2023.

Our U.S. pension plans’ weighted-average asset allocations as of December 31, 2023 and 2022, by asset category, were as follows:

	Plan Assets as of December 31,
Asset Category:	2023	2022
U.S. equity	—%	31.3%
International equity	—%	18.7%
Fixed income	100.0%	49.2%
Money market/cash	—%	0.8%
Total	100.0%	100.0%

Our U.S. pension plans’ assets were invested according to the following targets:

Asset Category:	Target
U.S. equity	—%
International equity	—%
Fixed income	100.0%

Similarly, based on the strong funded status of our Canadian pension plans, the asset allocation was adjusted as well, with the Salaried plan moving from 75% fixed income and 25% equity to 100% fixed income, and the Hourly plan moving from 75% fixed income and 25% equity to 90% fixed income and 10% equity. As with the U.S. pension plan, this change in asset allocation will greatly reduce funded status volatility.

Our U.K. pension plan was invested in fixed income securities, including corporate and government bonds.

The fair values of our pension plan assets, by asset category, were as follows (in millions):

	Fair Value Measurements as of December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and cash equivalents	$0.1	$—	$—	$0.1
Commingled pools / Collective trusts:
Fixed income (3)	—	130.8	—	130.8
Balanced pension trust: (4)
International equity	—	0.5	—	0.5
Fixed income	—	11.1	—	11.1
Pension fund:
Fixed income (5)	—	14.0	—	14.0
Total	$0.1	$156.4	$—	$156.5

	Fair Value Measurements as of December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and cash equivalents	$0.9	$—	$—	$0.9
Commingled pools / Collective trusts:
U.S. equity (1)	—	33.3	—	33.3
International equity (2)	—	19.8	—	19.8
Fixed income (3)	—	52.5	—	52.5
Balanced pension trust: (4)
International equity	—	3.3	—	3.3
Fixed income	—	8.3	—	8.3
Pension fund:
Fixed income (5)	—	13.0	—	13.0
Total	$0.9	$130.2	$—	$131.1

Additional information about assets measured at Net Asset Value (“NAV”) per share (in millions):

	As of December 31, 2023
	Fair Value	Redemption Frequency (if currently eligible)	Redemption Notice Period
Asset Category:
Commingled pools / Collective trusts:
Fixed income (3)	$130.8	Daily	5 days
Balanced pension trust: (4)
International equity	0.5	Daily	3-5 days
Fixed income	11.1	Daily	3-5 days
Pension fund:
Fixed income (5)	14.0	Daily	1-3 days
Total	$156.4

	As of December 31, 2022
	Fair Value	Redemption Frequency (if currently eligible)	Redemption Notice Period
Asset Category:
Commingled pools / Collective trusts:
U.S. equity (1)	$33.3	Daily	5 days
International equity (2)	19.8	Daily	5 days
Fixed income (3)	52.5	Daily	5 days
Balanced pension trust: (4)
International equity	3.3	Daily	3-5 days
Fixed income	8.3	Daily	3-5 days
Pension fund:
Fixed income (5)	13.0	Daily	1-3 days
Total	$130.2

(1)	This category includes investments primarily in U.S. equity securities that include large, mid and small capitalization companies.
(2)	This category includes investments primarily in international equity securities that include large, mid and small capitalization companies in large developed markets as well as emerging markets equities.
(3)	This category includes investments in U.S. investment grade and high yield fixed income securities, international fixed income securities and emerging markets fixed income securities.
(4)	The investment objectives of the plan are to provide long-term capital growth and income by investing primarily in a well-diversified, balanced portfolio of Canadian common stocks, bonds and money market securities. The plan also holds a portion of its assets in international equities, a portion of which may be invested in U.S. securities.
(5)	This category includes investments in U.K. government index-linked securities (index-linked gilts) that have maturity periods of 5 years or longer with a derivatives overlay and investment grade corporate bonds denominated in sterling. The plan also holds a portion of its assets in international instruments, a portion of which may be invested in U.S. securities.

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

The combined balance of equity method investments included in Other assets, net totaled (in millions):

	As of December 31,
	2023	2022
Equity method investments	$58.4	$44.4

We purchase compressors from our U.S. joint venture for use in certain of our products. The amounts of purchases included in Cost of goods sold in the Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Purchases of compressors from joint venture	$148.3	$156.2	$141.7
12. Income Taxes:

Our provision for income taxes consisted of the following (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Current:
Federal	$131.8	$104.0	$72.0
State	26.6	21.6	17.0
Foreign	14.5	7.8	13.4
Total current	172.9	133.4	102.4
Deferred:
Federal	(22.2)	(13.9)	(2.6)
State	(4.9)	(3.1)	(1.5)
Foreign	1.6	2.3	(2.2)
Total deferred	(25.5)	(14.7)	(6.3)
Total provision for income taxes	$147.4	$118.7	$96.1

Income before income taxes was comprised of the following (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Domestic	$471.4	$340.2	$307.8
Foreign	266.1	275.6	252.3
Total	$737.5	$615.8	$560.1

The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement Provision for income taxes is summarized as follows (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Provision at the U.S. statutory rate of 21%	$154.9	$129.3	$117.6
Increase (reduction) in tax expense resulting from:
State income tax, net of federal income tax benefit	16.4	14.6	12.1
Tax credits, net of unrecognized tax benefits	(3.4)	(8.0)	(9.3)
Change in unrecognized tax benefits	0.4	0.2	0.2
Change in valuation allowance	0.1	—	—
Foreign taxes at rates other than U.S. statutory rate	(40.3)	(47.4)	(43.6)
Deemed inclusions	6.1	10.0	7.7
Global intangible low-taxed income	17.5	23.9	18.8
Change in rates from the Tax Act & other law changes	0.2	0.1	0.1
Excess tax benefits from stock-based compensation	(5.2)	(0.6)	(5.7)
Miscellaneous other	0.7	(3.4)	(1.8)
Total provision for income taxes	$147.4	$118.7	$96.1

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

Deferred tax assets (liabilities) were comprised of the following (in millions):

	As of December 31,
	2023	2022
Gross deferred tax assets:
Warranties	$35.9	$34.9
Loss carryforwards (foreign, U.S. and state)	10.9	29.6
Post-retirement and pension benefits	4.7	10.2
Inventory reserves	12.3	9.3
Receivables allowance	6.6	6.0
Compensation liabilities	6.2	5.9
Legal reserves	14.2	10.5
Tax credits, net of federal effect	12.1	11.9
Research and development capitalization	39.7	17.9
Other	9.0	7.1
Total deferred tax assets	151.6	143.3
Valuation allowance	(17.8)	(37.9)
Total deferred tax assets, net of valuation allowance	133.8	105.4
Gross deferred tax liabilities:
Depreciation	(61.8)	(58.9)
Intangibles	(15.9)	(15.6)
Insurance liabilities	(2.4)	(1.4)
Other	(1.9)	(2.0)
Total deferred tax liabilities	(82.0)	(77.9)
Net deferred tax assets	$51.8	$27.5

As of December 31, 2023 and 2022, we had $10.8 million and $21.5 million in tax-effected foreign net operating loss carryforwards, respectively. The deferred tax asset valuation allowance relates primarily to loss carryforwards. The remainder of the valuation allowance relates to state tax credits.

In assessing whether a deferred tax asset will be realized, we consider whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. We consider the reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not we will realize the benefits of these deductible differences, net of the existing valuation allowances, as of December 31, 2023.

No provision was made for income taxes which may become payable upon distribution of our foreign subsidiaries’ earnings. An actual repatriation in the future from our non-U.S. subsidiaries could still be subject to foreign withholding taxes and U.S. state taxes, but we expect any amounts to be immaterial.

We and our subsidiaries file income tax returns with the U.S. federal government, various U.S. states, and various foreign jurisdictions throughout the world. We regularly engage in discussions and negotiations with tax authorities regarding tax matters, and we continue to defend any and all such claims presented. Our U.S. federal and state tax returns remain open to examination for 2017 through 2023. We are currently under a limited scope audit by the Internal Revenue Service for our 2021 and 2022 tax years. There are also ongoing U.S. state and local audits and other foreign audits covering fiscal years 2017 through 2023. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years prior to 2016. We have no material uncertain tax provisions recorded as of December 31, 2023. We do not expect the results from any ongoing income tax audit to have a material impact on our consolidated financial condition, results of operations, or cash flows.

13. Lines of Credit and Financing Arrangements:

The following tables summarize our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2023	2022

Commercial paper:	$150.0	$—

Current maturities of long-term debt:
Asset securitization program	$—	$350.0
Finance lease obligations	12.1	11.2
Senior unsecured notes	—	350.0
Debt issuance costs	—	(0.6)
Total current maturities of long-term debt	$12.1	$710.6
Long-Term Debt:
Finance lease obligations	32.7	28.3
Credit agreement	20.0	192.0
Senior unsecured notes	1,100.0	600.0
Debt issuance costs	(9.6)	(6.1)
Total long-term debt	$1,143.1	$814.2
Total debt	$1,305.2	$1,524.8

As of December 31, 2023, the aggregate amounts of required principal payments on total debt excluding finance lease obligations (see Note 5) were as follows (in millions):

2024	$150.0
2025	300.0
2026	20.0
2027	300.0
2028	500.0
Thereafter	—

Commercial Paper Program

On October 25, 2023, we established a commercial paper program (the “Program”) pursuant to which we may issue short-term, unsecured commercial paper notes (the “CP Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act. Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the CP Notes outstanding under the Program at any time not to exceed $500.0 million. The CP Notes will have maturities of up to 397 days from the date of issue. The CP Notes will rank pari passu with all of our other unsecured and unsubordinated indebtedness. The net proceeds of the issuances of the CP Notes are expected to be used for general corporate purposes. We plan to use our revolving credit facility as a liquidity backstop for the repayment of CP Notes outstanding under the Program. We had outstanding CP Notes of $150.0 million as of December 31, 2023.

Below is a summary of the weighted average interest rate for CP notes as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Weighted average borrowing rate	5.66%	—%

Long-Term Debt

Credit Agreement

In August 2023, we entered into the Second Amendment (the “Second Amendment”) to our existing Credit Agreement, dated as of July 14, 2021 (as amended, the "Credit Agreement"), with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. Under the Second Amendment, the revolving commitments were increased by $350 million and certain representations required to be made as conditions precedent to borrowing were revised to provide us greater flexibility to enter into additional future financings.

The Credit Agreement consists of a $1,100.0 million unsecured revolving credit facility that matures in July 2026. We had outstanding borrowings of $20.0 million as well as $1.7 million committed to standby letters of credit as of December 31, 2023. Subject to covenant limitations, $928.3 million was available for future borrowings after taking into consideration outstanding borrowings under our Commercial Paper Program. The revolving credit facility includes a subfacility for swingline loans of up to $65.0 million. The Credit Agreement will expire and outstanding loans will be required to be repaid in July 2026, unless maturity is extended by the lenders pursuant to two one-year extension options that we may request under the Credit Agreement.

Below is a summary of the weighted average interest rate as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Weighted average borrowing rate	6.67%	5.57%
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

Our Credit Agreement contains customary events of default. These events of default include nonpayment of principal or other amounts, material inaccuracy of representations and warranties, breach of covenants, default on certain other indebtedness or receivables securitizations (cross default), certain voluntary and involuntary bankruptcy events and the occurrence of a change in control. A cross default under our credit facility could occur if:

•We fail to pay any principal or interest when due on any other indebtedness or receivables securitization exceeding $75.0 million; or
•We are in default in the performance of, or compliance with any term of any other indebtedness in an aggregate principal amount exceeding $75.0 million, or any other condition exists which would give the holders the right to declare such indebtedness due and payable prior to its stated maturity.

Each of our major debt agreements contains provisions by which a default under one agreement causes a default in the others (a cross default). If a cross default under our Credit Agreement or our senior unsecured notes were to occur, it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment.

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

As of December 31, 2023, we believe we were in compliance with all covenant requirements.

Senior Unsecured Notes

In September 2023, we issued $500.0 million of senior unsecured notes, which will mature in September 2028 (the "2028 Notes") with interest being paid semi-annually in March and September at 5.50%. We issued two series of senior unsecured notes on July 30, 2020 for $300.0 million each, which will mature on August 1, 2025 (the "2025 Notes") and August 1, 2027 (the "2027 Notes") with interest being paid semi-annually on February and August at 1.35% and 1.70% respectively, per annum (the 2025 Notes, the 2027 Notes, and the 2028 Notes, collectively the “Notes”).

All the Notes are guaranteed, on a senior unsecured basis, by certain of our subsidiaries that guarantee indebtedness under our Credit Agreement. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of December 31, 2023, we believe we were in compliance with all covenant requirements.

14. Comprehensive Income:

The following table provides information on items not reclassified in their entirety from AOCL to Net Income in the accompanying Consolidated Statements of Operations (in millions):

	For the Years Ended December 31,
AOCL Component	2023	2022	Affected Line Item(s) in the Consolidated Statements of Operations
Gains/(Losses) on cash flow hedges:
Derivative contracts	$(0.4)	$9.7	Cost of goods sold; Losses (gains) and other expenses, net
Income tax benefit (expense)	0.1	(2.2)	Provision for income taxes
Net of tax	$(0.3)	$7.5

Defined Benefit Plan Items:
Pension and post-retirement benefits costs	$(5.5)	$(5.4)	Cost of goods sold; Selling, general, administrative expenses and other (income) expense, net
Pension settlements	(0.8)	0.2	Pension settlements
Pension adjustments upon sale of businesses	1.8	—	Gain on sale of businesses
Income tax benefit	1.6	1.3	Provision for income taxes
Net of tax	$(2.9)	$(3.9)

Foreign currency translation adjustments:
Foreign currency adjustments upon sale of businesses	$(15.8)	$—	Gain on sale of businesses
Income tax expense	—	—	Provision for income taxes
Net of tax	$(15.8)	$—

Total reclassifications from AOCL	$(19.0)	$3.6

The following tables provide information on changes in AOCL, by component (net of tax), for the years ended December 31, 2023 and 2022 (in millions):

	Gains (Loss) on Cash Flow Hedges	Share of equity method investments other comprehensive income	Defined Benefit Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2022	$(4.9)	$(0.5)	$(46.2)	$(39.0)	$(90.6)
Other comprehensive income (loss) before reclassifications	2.6	1.1	(0.9)	11.9	14.7
Amounts reclassified from AOCL	0.3	—	2.9	15.8	19.0
Net other comprehensive income	2.9	1.1	2.0	27.7	33.7
Balance as of December 31, 2023	$(2.0)	$0.6	$(44.2)	$(11.3)	$(56.9)

	Gains (Losses) on Cash Flow Hedges	Share of equity method investments other comprehensive income	Defined Benefit Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2021	$10.7	$(1.2)	$(68.8)	$(28.8)	$(88.1)
Other comprehensive (loss) income before reclassifications	(8.1)	0.7	18.7	(10.2)	1.1
Amounts reclassified from AOCL	(7.5)	—	3.9	—	(3.6)
Net other comprehensive income	(15.6)	0.7	22.6	(10.2)	(2.5)
Balance as of December 31, 2022	$(4.9)	$(0.5)	$(46.2)	$(39.0)	$(90.6)

15. Stock-Based Compensation:

Stock-based compensation expense related to continuing operations was included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations as follows (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Compensation expense	$30.1	$21.8	$24.3

Incentive Plan

Under the Lennox International Inc. 2019 Equity and Incentive Compensation Plan, we are authorized to issue awards for 1.7 million shares of common stock. The plan provides for various long-term incentive awards, including performance share units, restricted stock units and stock appreciation rights. A description of these long-term incentive awards and related activity within each award category is provided below. As of December 31, 2023, there were 1.6 million shares available for future issuance.

Historically our annual equity awards were granted in December. In 2023, we made the decision to move the annual grant for 2023 to February 2024. Thus, there were no equity grants in 2023.

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

The following table provides information on our performance share units:

	For the Years Ended December 31,
	2023	2022	2021
Compensation expense for performance share units (in millions)	$15.2	$6.9	$10.8
Weighted-average fair value of grants, per share	$—	$237.68	$314.27
Payout ratio for shares paid	131%	126%	100%

A summary of the status of our undistributed performance share units as of December 31, 2023, and changes during the year then ended, is presented below (in thousands, except per share data):

	Shares	Weighted- Average Grant Date Fair Value per Share
Undistributed performance share units as of December 31, 2022	124.7	$257.55
Granted	—	$—
Adjustment to shares paid based on payout ratio	17.8	$265.96
Distributed	(30.7)	$245.06
Forfeited	(5.4)	$270.84
Undistributed performance share units as of December 31, 2023 (1)	106.4	$261.91

(1) Undistributed performance share units include approximately 68.8 thousand units with a weighted-average grant date fair value of $259.70 per share that had not yet vested and 37.6 thousand units that have vested but were not yet distributed.
As of December 31, 2023, we had $9.2 million of total unrecognized compensation cost related to non-vested performance share units that are expected to be recognized over a weighted-average period of 1.7 years years. Our weighted-average estimated forfeiture rate for these performance share units was 17.9% as of December 31, 2023.

The total fair value of performance share units distributed and the resulting tax deductions to realized tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Fair value of performance share units distributed	$13.5	$6.1	$10.8
Realized tax benefits from tax deductions	$3.3	$1.5	$2.7

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

The following table provides information on our restricted stock units (in millions, except per share data):

	For the Years Ended December 31,
	2023	2022	2021
Compensation expense for restricted stock units	$10.8	$11.0	$8.7
Weighted-average fair value of grants, per share	$—	$240.87	$315.70

A summary of our non-vested restricted stock units as of December 31, 2023 and changes during the year then ended is presented below (in thousands, except per share data):

	Shares	Weighted- Average Grant Date Fair Value per Share
Non-vested restricted stock units as of December 31, 2022	131.0	$270.86
Granted	—	$—
Vested	(39.9)	$275.58
Forfeited	(8.8)	$272.57
Non-vested restricted stock units as of December 31, 2023 (1)	82.3	$268.39

(1) As of December 31, 2023, we had $11.4 million of total unrecognized compensation cost related to non-vested restricted stock units that are expected to be recognized over a weighted-average period of 1.7 years. Our estimated forfeiture rate for restricted stock units was 20.3% as of December 31, 2023.

The total fair value of restricted stock units vested and the resulting tax deductions to realized tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Fair value of restricted stock units vested	$15.0	$9.7	$11.0
Realized tax benefits from tax deductions	$3.7	$2.4	$2.7

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

The following table provides information on our stock appreciation rights (in millions, except per share data):

	For the Years Ended December 31,
	2023	2022	2021
Compensation expense for stock appreciation rights	$4.1	$3.9	$4.8
Weighted-average fair value of grants, per share	$—	$64.54	$70.50

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

The fair value of the stock appreciation rights granted in 2022 and 2021 were estimated on the date of grant using the following assumptions. In 2023 there were no stock appreciation rights granted:

	2022	2021
Expected dividend yield	2.01%	1.69%
Risk-free interest rate	3.88%	0.88%
Expected volatility	29.90%	29.80%
Expected life (in years)	4.18	4.35

A summary of our stock appreciation rights as of December 31, 2023, and changes during the year then ended, is presented below (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price per Share
Outstanding stock appreciation rights as of December 31, 2022	487.9	$247.77
Granted	—	$—
Exercised	(176.5)	$212.53
Forfeited	(18.9)	$285.73
Outstanding stock appreciation rights as of December 31, 2023	292.5	$266.57
Exercisable stock appreciation rights as of December 31, 2023	214.4	$263.11

The following table summarizes information about stock appreciation rights outstanding as of December 31, 2023 (in millions, except per share data and years; shares in thousands):

	Stock Appreciation Rights Outstanding			Stock Appreciation Rights Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Shares (1)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$156.94 to $214.63	53.9	1.60	$12.7	53.9	1.60	$12.7
$257.08 to $278.00	93.4	3.52	$16.8	93.4	3.52	$16.8
$259.56 to $328.65	145.2	5.61	$23.4	67.1	5.44	$10.0
(1) Share amounts are rounded but the balance accurately reflects the actual amount of exercisable stock appreciation rights as of December 31, 2023.

As of December 31, 2023, we had $5.3 million of unrecognized compensation cost related to non-vested stock appreciation rights that is expected to be recognized over a weighted-average period of 1.7 years. Our estimated forfeiture rate for stock appreciation rights was 13.6% as of December 31, 2023.

The total intrinsic value of stock appreciation rights exercised and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2023	2022	2021
Intrinsic value of stock appreciation rights exercised	$19.8	$3.5	$31.2
Realized tax benefits from tax deductions	$4.8	$0.9	$7.7

Employee Stock Purchase Plan

On May 24, 2022, the Company commenced a new Employee Stock Purchase Plan to succeed the prior agreement from 2012. Under the 2022 Employee Stock Purchase Plan (“ESPP”), all employees who meet certain service requirements are eligible to purchase our common stock through payroll deductions at the end of three month offering periods. The purchase price for such shares is 95% of the fair market value of the stock on the last day of the offering period. A maximum of 1.0 million shares is authorized for purchase until issuance of all shares available under the plan, unless terminated earlier at the discretion of the Board of Directors. Employees purchased approximately 12,200 shares under the ESPP during the year ended December 31, 2023. Approximately 0.9 million shares remain available for purchase under the ESPP as of December 31, 2023.

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

Where available, the fair values were based upon quoted prices in active markets. However, if quoted prices were not available, then the fair values were based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities without observable market activity, if any, the fair values were based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. Valuation adjustments to reflect either party’s creditworthiness and ability to pay were incorporated into our valuations, where appropriate, as of December 31, 2023 and 2022, the measurement dates.

The methodologies used to determine the fair value of our financial assets and liabilities as of December 31, 2023 were the same as those used as of December 31, 2022.

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

The fair value of our senior unsecured notes in Long-term debt was based on the amount of future cash flows using current market rates for debt instruments of similar maturities and credit risk. The following table presents the fair value for our senior unsecured notes in Long-term debt (in millions):

	As of December 31,
	2023	2022
Quoted Prices in Active Markets for Similar Instruments (Level 2):
Senior unsecured notes	$1,079.3	$878.0

17. Divestitures:

During the third quarter of 2023, we obtained Board of Directors' approval and signed an agreement with Glen Dimplex Group, a private Irish company, for the sale of our Hyfra operations. The sale was completed on October 31, 2023. The following table summarizes the net gain recognized in connection with this divestiture in the fourth quarter.

(Amounts in millions)	For the Year Ended December 31, 2023
Cash received from the buyer	$31.4
Account receivable (1)	1.8
Net assets sold	(18.6)
AOCI reclassification adjustments, primarily foreign currency translation	(3.1)
Direct costs to sell	(4.0)
Gain on sale of business	$7.5
(1) Total gain of $7.5 million includes a $1.8 million working capital true up due to us from the buyer in connection with the disposition.

Additionally during the third quarter of 2023, we obtained Board of Directors' approval and signed an agreement with Syntagma Capital Partners, a private Belgium company, for the sale of our European commercial HVAC and refrigeration operations. The sale was completed on December 29, 2023. In the third quarter of 2023 we recorded an impairment of $63.2 million related to the sale. The impairment consisted of a $38.3 million valuation allowance for the difference between the estimated consideration, net of our estimated costs to sell and the carrying value of the net assets, including related amounts in accumulated other comprehensive loss, $22.6 million impairment of property, plant and equipment and $2.3 million impairment of goodwill.

Under the terms of the agreement, the consideration to be paid by the buyer consists of the following:

•Cash paid at closing;
•Note receivable issued by buyer at closing, which is due on the fifth anniversary of the closing date and carries interest at 7.5% per annum. The fair value of the note receivable was estimated as $9.9 million at closing, and;
•Contingent consideration related to 2023 and 2024 financial performance of the entities disposed. We have elected to treat this as a gain contingency under ASC 450, therefore none of the contingent consideration associated with the transaction will be recorded until final settlement of the contingent consideration.

The following table summarizes the net gain recognized after the recording of the impairment with this divestiture.

(Amounts in millions)	For the Year Ended December 31, 2023
Cash received from the buyer	$6.7
Fair value of note receivable	9.9
Net assets sold	7.3
AOCI reclassification adjustments, primarily foreign currency translation	(10.9)
Direct costs to sell	(10.2)
Gain on sale of businesses	$2.8

The total gain on the sale of Hyfra and our European HVAC and refrigeration divestitures of $10.3 million is net of $3.8 million of tax associated with the sale. This $3.8 million tax item is included in Income tax expense in our Statement of Operations. The total gain included in operating income is $14.1 million. The total cash consideration received from these divestitures was $38.1 million. At the date of closing the divested entities held $14.9 million in cash, thus the net proceeds from the sale of the businesses was $23.2 million.

18. Acquisition:

In October 2023, we completed the acquisition of AES, a company dedicated to service and sustainability in the light commercial market. The total purchase price consideration, net of cash acquired, for the acquisition of AES was $94.9 million, which was primarily funded by cash and borrowings under our financing arrangements.

The purchase price was allocated to the assets acquired and liabilities assumed based on management’s estimate of the respective fair values at the date of acquisition. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill were the assembled workforce, high-value service delivery capabilities and strategic benefits that are expected to be realized from the acquisition.

Under the terms of the purchase agreement, a final working capital adjustment is due in the first quarter of 2024. The preliminary allocation of the purchase price as of the acquisition date was as follows:

(Amounts in millions)	Amount
Total consideration paid	$94.9

Net tangibles assets acquired	17.6
Intangible assets acquired	36.9
Total net assets acquired	54.5

Goodwill as of acquisition date	$40.4

The purchase price allocation includes $36.9 million of acquired identifiable intangible assets, all of which have finite lives. The fair value of the identifiable intangible assets has been estimated using the income approach through a discounted cash flow analysis. The determination of the useful lives is based upon various industry studies, historical acquisition experience, and economic factors.

The amounts allocated to intangible assets are as follows:

(Amounts in millions)	Gross Carrying Amount	Useful Life	Amortization Method
Customer relationships	$27.9	10 to 15 years	Straight-line
Non-compete agreement	5.8	5 years	Straight-line
Trade names	1.8	5 to 10 years	Straight-line
Backlog	1.4	1 to 2 years	Straight-line
Total	$36.9

Subsequent to the purchase of AES, we recognized net sales of approximately $13 million and the acquired business contributed approximately $1 million to the Building Climate Solutions segment profit from the date of acquisition through December 31, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

See “Management’s Report on Internal Control Over Financial Reporting” included in Item 8 “Financial Statements and Supplementary Data.”

Attestation Report of the Independent Registered Public Accounting Firm

See “Report of Independent Registered Public Accounting Firm” included in Item 8 “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There were no changes during the year ended December 31, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a)    As previously announced, Kim K.W. Rucker will resign from the Board of Directors of the Company effective February 29, 2024. On February 12, 2024, the Board of Directors determined to reduce the size of the Board of Directors from nine members to eight members as of the date of Ms. Rucker’s retirement.

(b)    During the quarter ended December 31, 2023, none of our directors or officers adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Code of Ethics (which we call our Code of Business Conduct) applies to all employees, officers and directors including our principal executive officer, principal financial officer and principal accounting officer, and is posted on our website at www.lennox.com. Amendments to or waivers of our Code of Business Conduct for our principal executive officer, principal financial officer and principal accounting officer, if any, will be posted on our website.

The remainder of the response to this item is incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2023. Also, refer to Part I, Item 1 “Business - Information about our Executive Officers ” of this Annual Report on Form 10-K, which identifies our executive officers and is incorporated herein by reference.

Item 11. Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2023. Also, refer to Note 15 in the Notes to the Consolidated Financial Statements for additional information about our equity compensation plans.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2023.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, Dallas, TX, Auditor Firm ID: 185.

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements are included in Part II, Item 8 of the Annual Report on Form 10-K:
•Report of Independent Registered Public Accounting Firm (KPMG LLP, Dallas, TX, Auditor Firm ID: 185)
•Consolidated Balance Sheets as of December 31, 2023 and 2022
•Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022 and 2021
•Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2023, 2022 and 2021
•Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2023, 2022 and 2021
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021
•Notes to the Consolidated Financial Statements for the Years Ended December 31, 2023, 2022 and 2021

Financial Statement Schedules

The financial statement schedule included in this Annual Report on Form 10-K is Schedule II - Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2023, 2022 and 2021 (see Schedule II immediately following the signature page of this Annual Report on Form 10-K).

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

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of Lennox International Inc. (“LII”) (filed as Exhibit 3.1 to LII’s Annual Report on Form 10-K filed on February 15, 2022 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of LII (filed as Exhibit 3.2 to LII’s Annual Report on Form 10-K filed on February 15, 2022 and incorporated herein by reference).
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

4.3	Form of 1.350% Notes due 2025 (filed as Exhibit A in Exhibit 4.2 to LII’s Current Report on Form 8-K filed on July 30, 2020 and incorporated herein by reference).
4.4	Form of 1.700% Notes due 2027 (filed as Exhibit B in Exhibit 4.2 to LII’s Current Report on Form 8-K filed on July 30, 2020 and incorporated herein by reference).
4.5
Tenth Supplemental Indenture, dated as of July 14, 2021, among LII, each existing Guarantor under the Indenture, dated as of May 3, 2010, as subsequently supplemented, and U.S. Bank National Association, as trustee (filed as Exhibit 4.7 to LII’s Annual Report on Form 10-K filed on February 15, 2022).

4.6
Eleventh Supplemental Indenture, dated as of September 15, 2023, among LII, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.2 to LII's Current Report on Form 8-K filed on September 15, 2023 and incorporated herein by reference).

4.7	Form of 5.500% Notes due 2028 (filed as Exhibit A in Exhibit 4.2 to LII's Current Report on Form 8-K filed on September 15, 2023 and incorporated herein by reference).
4.8	Description of Securities (filed as Exhibit 4.8 to LII’s Annual Report on Form 10-K filed on February 21, 2023).
10.1
Credit Agreement, dated as of July 14, 2021, among LII, a Delaware corporation, the Banks party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on July 15, 2021 and incorporated herein by reference).

10.2
Guaranty Agreement, dated as of July 14, 2021, among the guarantors party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.2 to LII’s Current Report on Form 8-K filed on July 15, 2021 and incorporated herein by reference).

10.3
First Amendment of the Credit Agreement, dated as of April 14, 2023, among LII, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on April 18, 2023 and incorporated herein by reference).

10.4
Second Amendment to the Credit Agreement, dated as of August 25, 2023, among LII as borrower, certain of its subsidiaries, as guarantors, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on August 28, 2023 and incorporated herein by reference).

10.5*	Lennox International Inc. 2019 Equity and Incentive Compensation Plan (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on May 24, 2019 and incorporated herein by reference).
10.6*
Form of Long-Term Incentive Award Agreement for U.S. Employees - Vice President and Above (for use under the 2019 Incentive Plan) (filed as Exhibit 10.18 to LII’s Annual Report on Form 10-K filed on February 18, 2020 and incorporated herein by reference).

10.7*
Form of Long-Term Incentive Award Agreement for Non-U.S. Employees - Vice President and Above (for use under the 2019 Incentive Plan) (filed as Exhibit 10.3 to LII’s Quarterly Report on Form 10-Q filed on October 25, 2021 and incorporated herein by reference).

10.8*
Form of Long-Term Incentive Award Agreement for U.S. Employees - Vice President and Above (for use under the 2019 Incentive Plan) (current version) (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on December 11, 2023 and incorporated herein by reference).

10.9*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (for use under the 2019 Incentive Plan) (2021 version) (filed herewith).
10.10*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (for use under the 2019 Incentive Plan) (2022 version) (filed herewith).
10.11*
Form of Short-Term Incentive Program for Lennox International Inc. and its Subsidiaries (filed as Exhibit 10.20 to LII’s Annual Report on Form 10-K filed on February 18, 2020 and incorporated herein by reference).

10.12*
Lennox International Inc. Profit Sharing Restoration Plan, as amended and restated as of January 1, 2009 (filed as Exhibit 10.3 to LII's Current Report on Form 8-K filed on December 17, 2008 and incorporated herein by reference).

10.13*
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

10.15*
Lennox International Inc. Supplemental Restoration Retirement Plan, effective as of January 1, 2019, dated December 28, 2018 (filed as Exhibit 10.24 to LII’s Annual Report on Form 10-K filed on February 19, 2019 and incorporated herein by reference).

10.16*
Form of Indemnification Agreement entered into between LII and certain executive officers and directors of LII (filed as Exhibit 10.4 to LII’s Current Report on Form 8-K filed on December 11, 2023 and incorporated herein by reference).

10.17*
Form of Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.30 to LII's Annual Report on Form 10-K filed on February 27, 2007 and incorporated herein by reference).

10.18*
Form of Amendment to Employment Agreement entered into between LII and certain executive officers of LII (filed as Exhibit 10.2 to LII's Current Report on Form 8-K filed on December 12, 2007 and incorporated herein by reference).

10.19*
Form of Offer Letter entered into between LII and certain executive officers of LII (current version) (filed as Exhibit 10.2 to LII’s Current Report on Form 8-K filed on December 11, 2023 and incorporated herein by reference).

10.20*
Form of Employment Agreement entered into between LII and certain executive officers of LII (current version) (filed as Exhibit 10.3 to LII’s Current Report on Form 8-K filed on December 11, 2023 and incorporated herein by reference).

10.21*	Employment Agreement entered into between LII and Alok Maskara (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on March 23, 2022 and incorporated herein by reference).
10.22*
Lennox International Inc. Directors' Retirement Plan (as Amended and Restated as of January 1, 2010) (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on December 16, 2009 and incorporated herein by reference).

10.23*	Lennox International Inc. Change in Control Severance Plan (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on December 12, 2022 and incorporated herein by reference).
10.24*	Lennox International Inc. 2010 Incentive Plan, as amended and restated (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on May 19, 2010 and incorporated herein by reference).
10.25*
Form of Long-Term Incentive Award Agreement for U.S. Employees - Vice President and Above (for use under the 2010 Incentive Plan) (filed as Exhibit 10.14 to LII’s Annual Report on Form 10-K filed on February 16, 2018 and incorporated herein by reference).

21.1	Subsidiaries of LII (filed herewith).
22.1	List of Guarantor Subsidiaries (filed herewith).
23.1	Consent of KPMG LLP (filed herewith).
31.1	Certification of the principal executive officer (filed herewith).
31.2	Certification of the principal financial officer (filed herewith).
32.1	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
97.1	LII Amended and Restated Clawback Policy (filed herewith).
101	SCH Inline XBRL Taxonomy Extension Schema Document
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101	LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNOX INTERNATIONAL INC.

By: /s/ Alok Maskara
Alok Maskara
Chief Executive Officer
February 13, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Alok Maskara	Chief Executive Officer and Director	February 13, 2024
Alok Maskara	(Principal Executive Officer)

/s/ Michael P. Quenzer	Executive Vice President and Chief Financial Officer	February 13, 2024
Michael P. Quenzer	(Principal Financial Officer)

/s/ Chris A. Kosel	Vice President, Controller and Chief Accounting Officer	February 13, 2024
Chris A. Kosel	(Principal Accounting Officer)

/s/ Todd J. Teske	Chairman of the Board of Directors	February 13, 2024
Todd J. Teske

/s/ Sherry L. Buck	Director	February 13, 2024
Sherry L. Buck

/s/ Janet K. Cooper	Director	February 13, 2024
Janet K. Cooper

/s/ John W. Norris, III	Director	February 13, 2024
John W. Norris, III

/s/ Karen H. Quintos	Director	February 13, 2024
Karen H. Quintos

/s/ Kim K.W. Rucker	Director	February 13, 2024
Kim K.W. Rucker

/s/ Gregory T. Swienton	Director	February 13, 2024
Gregory T. Swienton

/s/ Shane D. Wall	Director	February 13, 2024
Shane D. Wall

LENNOX INTERNATIONAL INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2023, 2022 and 2021
(In millions)

	Balance at beginning of year	Additions charged to cost and expenses	Write-offs	Recoveries	Other(1)	Balance at end of year
2021
Allowance for doubtful accounts	$9.6	$0.3	$(0.4)	$1.2	$—	$10.7
2022
Allowance for doubtful accounts	$10.7	$6.9	$(0.4)	$—	$(1.7)	$15.5
2023
Allowance for doubtful accounts	$15.5	$9.8	$(0.2)	$—	$(10.7)	$14.4
(1) 2023 consists of the sale of our European businesses and other miscellaneous items.