Form 10-Q
period 2024-03-31
LENNOX INTERNATIONAL INC
filed 2024-04-24
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of April 15, 2024, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 35,624,454.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three months ended March 31, 2024

i

Part I - Financial Information
Item 1. Financial Statements

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except shares and par values)	As of March 31, 2024	As of December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$45.7	$60.7
Short-term investments	11.9	8.4
Accounts and notes receivable, net of allowances of $15.4 and $14.4 in 2024 and 2023, respectively	616.0	594.6
Inventories, net	823.4	699.1
Other assets	67.5	70.7
Total current assets	1,564.5	1,433.5
Property, plant and equipment, net of accumulated depreciation of $928.1 and $910.8 in 2024 and 2023, respectively	759.1	720.4
Right-of-use assets from operating leases	223.7	213.6
Goodwill	219.9	222.1
Deferred income taxes	60.3	51.8
Other assets, net	157.9	156.9
Total assets	$2,985.4	$2,798.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$437.8	$374.7
Accrued expenses	302.3	416.1
Income taxes payable	28.1	4.2
Commercial paper	250.0	150.0
Current maturities of long-term debt	22.5	12.1
Current operating lease liabilities	56.7	57.5
Total current liabilities	1,097.4	1,014.6
Long-term debt	1,153.7	1,143.1
Long-term operating lease liabilities	174.3	164.6
Pensions	17.5	22.5
Other liabilities	173.7	168.2
Total liabilities	2,616.6	2,513.0
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,190.6	1,184.6
Retained earnings	3,591.1	3,506.2
Accumulated other comprehensive loss	(57.9)	(56.9)
Treasury stock, at cost, 51,548,073 shares and 51,588,103 shares for 2024 and 2023, respectively	(4,355.9)	(4,349.5)
Total stockholders' equity	368.8	285.3
Total liabilities and stockholders' equity	$2,985.4	$2,798.3
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended March 31,
	2024	2023
Net sales	$1,047.1	$1,049.4
Cost of goods sold	707.1	742.8
Gross profit	340.0	306.6
Operating Expenses:
Selling, general and administrative expenses	170.7	167.5
Losses (gains) and other expenses, net	3.7	0.3
Income from equity method investments	(1.2)	(0.7)
Operating income	166.8	139.5
Pension settlements	—	0.2
Interest expense, net	11.8	14.2
Other expense (income), net	0.8	—
Net income before income taxes	154.2	125.1
Provision for income taxes	29.9	27.1
Net income	$124.3	$98.0

Earnings per share – Basic:	$3.49	$2.76

Earnings per share – Diluted:	$3.47	$2.75

Weighted Average Number of Shares Outstanding - Basic	35.6	35.5
Weighted Average Number of Shares Outstanding - Diluted	35.8	35.6

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in millions)	For the Three Months Ended March 31,
	2024	2023
Net income	$124.3	$98.0
Other comprehensive income (loss):
Foreign currency translation adjustments	(3.3)	6.8
Net change in pension and post-retirement liabilities	(0.1)	(0.1)
Reclassification of pension and post-retirement benefit losses into earnings	0.3	0.2
Pension settlements	—	0.2
Net change in fair value of cash flow hedges	0.7	6.3
Reclassification of cash flow hedge losses into earnings	2.0	0.4
Other comprehensive (loss) income before taxes	(0.4)	13.8
Tax expense	(0.6)	(1.8)
Other comprehensive (loss) income, net of tax	(1.0)	12.0
Comprehensive income	$123.3	$110.0
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the three months ended March 31, 2024 and 2023
(Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Equity
(For the three months ended March 31, 2024)					Shares	Amount
Balance as of December 31, 2023	$0.9	$1,184.6	$3,506.2	$(56.9)	51.6	$(4,349.5)	$285.3
Net income	—	—	124.3	—	—	—	124.3
Dividends, $1.10 per share	—	—	(39.4)	—	—	—	(39.4)
Foreign currency translation adjustments	—	—	—	(3.3)	—	—	(3.3)
Pension and post-retirement liability changes, net of tax expense of $0.1	—	—	—	0.1	—	—	0.1
Stock-based compensation expense	—	6.6	—	—	—	—	6.6
Change in cash flow hedges, net of tax expense of $0.5	—	—	—	2.2	—	—	2.2
Treasury shares reissued for common stock	—	(0.6)	—	—	(0.1)	1.7	1.1
Treasury stock purchases	—	—	—	—	—	(8.1)	(8.1)
Balance as of March 31, 2024	$0.9	$1,190.6	$3,591.1	$(57.9)	51.5	$(4,355.9)	$368.8

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Deficit
(For the three months ended March 31, 2023)					Shares	Amount
Balance as of December 31, 2022	$0.9	$1,155.2	$3,070.6	$(90.6)	51.7	$(4,339.2)	$(203.1)
Net income	—	—	98.0	—	—	—	98.0
Dividends, $1.06 per share	—	—	(37.7)	—	—	—	(37.7)
Foreign currency translation adjustments	—	—	—	6.8	—	—	6.8
Pension and post-retirement liability changes, net of tax expense of $0.0	—	—	—	0.2	—	—	0.2
Stock-based compensation expense	—	6.1	—	—	—	—	6.1
Change in cash flow hedges, net of tax benefit of $1.8	—	—	—	5.0	—	—	5.0
Treasury shares reissued for common stock	—	(0.2)	—	—	—	1.0	0.8
Treasury stock purchases	—	—	—	—	—	(2.0)	(2.0)
Balance as of March 31, 2023	$0.9	$1,161.1	$3,130.9	$(78.6)	51.7	$(4,340.2)	$(125.9)

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in millions)	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$124.3	$98.0
Adjustments to reconcile net income to net cash used in operating activities:
Income from equity method investments	(1.2)	(0.7)
Provision for credit losses	1.8	2.0
Unrealized losses, net on derivative contracts	4.4	1.6
Stock-based compensation expense	6.6	6.1
Depreciation and amortization	24.0	19.6
Deferred income taxes	(9.3)	(8.2)
Pension expense	0.1	0.7
Pension contributions	(5.1)	(1.2)
Other items, net	(0.1)	(0.3)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(24.9)	(34.9)
Inventories	(125.4)	(150.4)
Other current assets	(7.7)	1.2
Accounts payable	65.0	22.3
Accrued expenses	(113.8)	(32.5)
Income taxes payable and receivable, net	34.7	0.8
Leases, net	(1.1)	0.1
Other, net	4.9	(3.0)
Net cash used in operating activities	(22.8)	(78.8)
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	0.5	0.3
Purchases of property, plant and equipment	(29.5)	(35.4)
Acquisitions, net of cash	1.8	—
(Purchases of) proceeds from short-term investments	(3.5)	1.4
Net cash used in investing activities	(30.7)	(33.7)
Cash flows from financing activities:
Commercial paper payments	(76.4)	—
Commercial paper borrowings	176.4	—
Asset securitization payments	—	(53.0)
Long-term debt payments	(3.5)	(3.2)
Borrowings from credit facility	127.2	610.5
Payments on credit facility	(135.2)	(414.5)
Proceeds from employee stock purchases	1.1	0.9
Repurchases of common stock to satisfy employee withholding tax obligations	(8.1)	(2.0)
Cash dividends paid	(39.1)	(37.6)
Net cash provided by financing activities	42.4	101.1
Decrease in cash and cash equivalents	(11.1)	(11.4)
Effect of exchange rates on cash and cash equivalents	(3.9)	(0.8)
Cash and cash equivalents, beginning of period	60.7	52.6
Cash and cash equivalents, end of period	$45.7	$40.4

Supplemental disclosures of cash flow information:
Interest paid	$21.8	$13.0
Income taxes paid (net of refunds)	$4.0	$34.4
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we","our","us","LII" or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of March 31, 2024, the accompanying unaudited Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, the accompanying unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023, the accompanying unaudited Consolidated Statements of Stockholders' Equity (Deficit) for the three months ended March 31, 2024 and 2023, and the accompanying unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Segment Net Sales and Profit (Loss)

Net sales and segment profit (loss) for each segment, along with a reconciliation of segment profit (loss) to Operating income, are shown below (in millions):

	For the Three Months Ended March 31,
	2024	2023
Net sales
Home Comfort Solutions	$674.6	$681.0
Business Climate Solutions	372.5	308.7
Corporate and Other (1)	—	59.7
	$1,047.1	$1,049.4

Segment profit (loss) (2)
Home Comfort Solutions	$112.1	$111.1
Business Climate Solutions	78.2	50.0
Corporate and Other	(23.5)	(19.4)
Total segment profit	166.8	141.7
Reconciliation to Operating income:
Items in Losses (gains) and other expenses, net that are excluded from segment profit (loss) (2)	—	2.2
Operating income	$166.8	$139.5
(1) The Corporate and Other segment included our European portfolio. In the fourth quarter of 2023 we completed the divestiture of our European operations.

(2) We define segment profit (loss) as a segment's operating income included in the accompanying Consolidated Statements of Operations, excluding:
◦The following items in Losses (gains) and other expenses, net:
▪Net change in unrealized (gains) losses on unsettled futures contracts,
▪Environmental liabilities and special litigation charges, and
▪Other items, net

3. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share were as follows (in millions, except per share data):

	For the Three Months Ended March 31,
	2024	2023
Net income	$124.3	$98.0

Weighted-average shares outstanding – basic	35.6	35.5
Add: Potential effect of dilutive securities attributable to stock-based payments	0.2	0.1
Weighted-average shares outstanding – diluted	35.8	35.6

Earnings per share – Basic:	$3.49	$2.76

Earnings per share – Diluted:	$3.47	$2.75

The following stock appreciation rights and restricted stock units were outstanding but not included in the diluted earnings per share calculation as the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Three Months Ended March 31,
	2024	2023
Weighted-average number of shares	—	0.3

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

Liabilities for estimated product warranty costs related to continuing operations are included in the following captions on the accompanying Consolidated Balance Sheets (in millions) as of:

	March 31, 2024	December 31, 2023
Accrued expenses	$45.4	$45.4
Other liabilities	102.2	97.4
Total warranty liability	$147.6	$142.8
The changes in product warranty liabilities related to continuing operations for the three months ended March 31, 2024 were as follows (in millions):

Total warranty liability as of December 31, 2023	$142.8
Warranty claims paid	(7.0)
Changes resulting from issuance of new warranties	11.6
Changes in estimates associated with pre-existing liabilities	0.4
Changes in foreign currency translation rates and other	(0.2)
Total warranty liability as of March 31, 2024	$147.6

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

5. Stock Repurchases:

Our Board of Directors has authorized a total of $4.0 billion to repurchase shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $1.0 billion share repurchase authorization in July 2021. The Share Repurchase Plans allow us to repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The Share Repurchase Plans do not require the repurchase of a specific number of shares and may be terminated at any time. As of March 31, 2024, $546 million was available for repurchase under the Share Repurchase Plans.

6. Revenue Recognition:

The following table disaggregates our revenue by business segment by geography which provides information as to the major source of revenue. See Note 2 for additional information on our reportable business segments and the products and services sold in each segment. All amount presented reflect the revised segment presentation.

	For the Three Months Ended March 31, 2024
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Corporate and Other	Consolidated
United States	$626.1	$357.3	$—	$983.4
Canada	48.5	15.2	—	63.7
Other international	—	—	—	—
Total	$674.6	$372.5	$—	$1,047.1

	For the Three Months Ended March 31, 2023
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Corporate and Other	Consolidated
United States	$639.3	$294.6	$—	$933.9
Canada	41.7	14.1	—	55.8
Other international	—	—	59.7	59.7
Total	$681.0	$308.7	$59.7	$1,049.4

Home Comfort Solutions - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox stores or to independent distributors. For the three months ended March 31, 2024 and 2023, direct sales represented 74% and 70% of revenues, and sales to independent distributors represented the remainder. Given the nature of our business, customer product orders are fulfilled at a point in time and not over a period of time.

Building Climate Solutions - In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. These products are distributed primarily through commercial contractors and directly to national account customers in the planned replacement, emergency replacement and new construction markets. We manufacture and market equipment for the commercial refrigeration markets under the Heatcraft Worldwide Refrigeration name. Our products are used in the food retail, food service, cold storage as well as non-food refrigeration markets. We sell these products to distributors, installing contractors, engineering design firms, original equipment manufacturers and end-users. Lennox National Account Services provides installation, service and preventive maintenance for HVAC national account customers in the United States and Canada. AES manufactures curb, curb adapters, drop box diffusers, offers HVAC recycling and salvage services and focuses on multi-family HVAC replacement for expired mechanical assets. Revenue related to service contracts is recognized as the services are performed under the contract based on the relative fair value of the services provided. For the three months ended March 31, 2024 and 2023, equipment sales represented 83% and 85% of revenues and the remainder of our revenue was generated from our service business.

Corporate and Other - In Europe, we manufactured and marketed equipment for the global commercial refrigeration markets. We also manufactured and sold unitary heating and cooling products and applied systems. A de minimis amount of segment revenue related to services for start-up and commissioning activities. In the fourth quarter of 2023, we completed the divestiture of our European operations.
Contract Liabilities - Our contract liabilities consist of advance payments and deferred revenue. Net contract liabilities consisted of the following (in millions) as of:

	March 31, 2024	December 31, 2023
Contract assets	$1.9	$2.2
Contract liabilities - current	(3.6)	(4.7)
Contract liabilities - noncurrent	(7.5)	(7.5)
Total	$(9.2)	$(10.0)

For the three months ended March 31, 2024 and 2023, we recognized revenue of $5.7 million and $3.0 million related to our contract liabilities at January 1, 2024 and 2023, respectively. Impairment losses recognized in our receivables and contract assets were de minimis in 2024 and 2023.

7. Other Financial Statement Details:
Inventories:
The components of inventories are as follows (in millions) as of:

	March 31, 2024	December 31, 2023
Finished goods	$615.6	$509.4
Work in process	7.9	9.6
Raw materials and parts	334.0	314.2
Subtotal	957.5	833.2
Excess of current cost over last-in, first-out cost	(134.1)	(134.1)
Total inventories, net	$823.4	$699.1

Goodwill:
The changes in the carrying amount of goodwill in 2024, in total and by segment, are summarized in the table below (in millions):

	Balance as of December 31, 2023	Goodwill Adjustment (1)	Balance as of March 31, 2024
Home Comfort Solutions	$26.1	$—	$26.1
Building Climate Solutions (1)	196.0	(2.2)	193.8
Total Goodwill	$222.1	$(2.2)	$219.9

(1) As discussed in Note 13, an update to our purchase price allocation of AES resulted in a $2.2 million reduction of goodwill.

We monitor our reporting units for indicators of impairment throughout the year to determine if a change in facts or circumstances warrants a re-evaluation of our goodwill. We have not recorded any goodwill impairments for the three months ended March 31, 2024 or in any periods presented for our continuing businesses.

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

Cash Flow Hedges

We have foreign exchange forward contracts and commodity futures contracts designated as cash flow hedges that are scheduled to mature through August 2025. Unrealized gains or losses from our cash flow hedges are included in Accumulated other comprehensive loss (“AOCL”) and are expected to be reclassified into earnings within the next 17 months based on the prices of the commodities and foreign currencies at the settlement dates. We recorded the following amounts in AOCL related to our cash flow hedges (in millions) as of:

	March 31, 2024	December 31, 2023
Unrealized losses (gains), net on unsettled contracts	$(0.4)	$2.6
Income tax (benefit) expense	0.1	(0.6)
Unrealized losses (gains), net included in AOCL, net of tax (1)	$(0.3)	$2.0
(1) Assuming commodity prices and foreign currency exchange rates remain constant, we expect to reclassify $0.2 million of derivative gain as of March 31, 2024 into earnings within the next 12 months.

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

	For the Three Months Ended March 31,
	2024	2023
Stock-based compensation expense	$6.6	$6.1

Historically, our annual equity awards were granted in December. However, starting in 2024, we made the decision to move our annual grant to February on a go-forward basis. Equity awards granted in February 2024 were as follows:

	Shares	Weighted - Average Grant Date Fair Value per Share
Performance Share Units	23,690	$403.68
Restricted Stock Units	27,391	$403.68
Stock Appreciation Rights	47,245	$136.37

8. Pension Benefit Plans:

The components of net periodic benefit cost for pension benefits were as follows (in millions):

	For the Three Months Ended March 31,
	2024	2023
Service cost	$0.4	$0.6
Interest cost	2.2	2.2
Expected return on plan assets	(1.9)	(2.4)
Recognized actuarial loss	0.3	0.2
Other	0.1	(0.1)
Settlements and curtailments	—	0.2
Net periodic benefit cost	$1.1	$0.7
9. Income Taxes:

As of March 31, 2024, we had approximately $4.3 million in total gross unrecognized tax benefits. If recognized, $4.3 million would be recorded through the Consolidated Statements of Operations.

Our effective tax rate was 19.4% for the three months ended March 31, 2024 compared to 21.7% for the three months ended March 31, 2023. The decrease in the rate is primarily due to a discrete favorable adjustment for excess tax benefits in 2024 and unfavorable adjustments in 2023 related to discrete return to provision adjustments.

We are currently under a limited scope audit by the Internal Revenue Service for our 2021 and 2022 tax years. There are also ongoing U.S. state and local audits and other foreign audits covering fiscal years 2017 through 2023. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years prior to 2017.

10. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions) as of:

	March 31, 2024	December 31, 2023
Commercial paper	$250.0	$150.0

Current maturities of long-term debt:
Finance lease obligations	$22.5	$12.1
Total current maturities of long-term debt	$22.5	$12.1
Long-Term Debt:
Finance lease obligations	$50.5	$32.7
Credit agreement	12.0	20.0
Senior unsecured notes	1,100.0	1,100.0
Debt issuance costs	(8.8)	(9.6)
Total long-term debt	$1,153.7	$1,143.1
Total debt	$1,426.2	$1,305.2

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist us in financing seasonal borrowing needs for our foreign locations. We had no outstanding foreign obligations as of March 31, 2024 or December 31, 2023 and there were no borrowings or repayments on these facilities during the three months ended March 31, 2024.

Commercial Paper Program

On October 25, 2023, we established a commercial paper program (the “Program”), as a replacement to our Asset Securitization Program which expired in November 2023, pursuant to which we may issue short-term, unsecured commercial paper notes (the “CP Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the CP Notes outstanding under the Program at any time not to exceed $500.0 million. The CP Notes have maturities of up to 397 days from the date of issue and rank pari passu with all of our other unsecured and unsubordinated indebtedness. The net proceeds from issuances of the CP Notes are typically used for general corporate purposes. Our revolving credit facility serves as a liquidity backstop for the repayment of CP Notes outstanding under the Program. CP Notes currently outstanding under the Program totaled $250.0 million as of March 31, 2024.

Our weighted average borrowing rate on the Program was as follows as of:

	March 31, 2024	December 31, 2023
Weighted average borrowing rate	5.56%	5.66%

Credit Agreement

We have an existing $1.1 billion unsecured revolving credit facility dated as of July 14, 2021 (as amended, the "Credit Agreement"), with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. We had outstanding borrowings of $12.0 million as well as $1.7 million committed to standby letters of credit as of March 31, 2024. Subject to covenant limitations, $836.3 million was available for future borrowings after taking into consideration outstanding borrowings under our Program. The Credit Agreement includes a subfacility for swingline loans up to $65.0 million. The Credit Agreement will expire and outstanding loans will be required to be repaid in July 2026, unless maturity is extended by the lenders pursuant to two one-year extension options that we may request under the Credit Agreement.

Our weighted average borrowing rate on the facility was as follows as of:

	March 31, 2024	December 31, 2023
Weighted average borrowing rate	6.66%	6.67%

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

As of March 31, 2024, we believe we were in compliance with all covenant requirements.

Senior Unsecured Notes

In September 2023, we issued $500.0 million of senior unsecured notes, which will mature in September 2028 (the "2028 Notes") with interest being paid semi-annually in March and September at 5.50%. We issued two series of senior unsecured notes on July 30, 2020 for $300.0 million each, which will mature on August 1, 2025 (the "2025 Notes") and August 1, 2027

(the "2027 Notes," and collectively with the 2025 Notes and the 2028 Notes, the "Notes") with interest being paid semi-annually in February and August at 1.35% and 1.70% respectively, per annum.

In the event of a credit rating downgrade below investment grade resulting from a change of control, holders of our senior unsecured notes will have the right to require us to repurchase all or a portion of the senior unsecured notes at a repurchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any. All the Notes are guaranteed, on a senior unsecured basis, by certain of our subsidiaries that guarantee indebtedness under our Credit Agreement (the "Guarantor Subsidiaries"). The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of March 31, 2024, we believe we were in compliance with all covenant requirements.

11. Comprehensive Income (Loss):

The following table provides information on items reclassified from AOCL to Net income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended March 31,		Affected Line Item(s) in the Consolidated Statements of Operations
	2024	2023
Gains (Losses) on Cash Flow Hedges:
Derivatives contracts	$(2.0)	$(0.4)	Cost of goods sold; Losses (gains) and other expenses, net
Income tax benefit	0.5	0.1	Provision for income taxes
Net of tax	$(1.5)	$(0.3)

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(0.3)	$(0.2)	Other expense (income), net
Pension settlements	—	(0.2)	Pension settlements
Income tax benefit	0.1	0.1	Provision for income taxes
Net of tax	$(0.2)	$(0.3)
Total reclassifications from AOCL	$(1.7)	$(0.6)

The following table provides information on changes in AOCL, by component (net of tax), for the three months ended March 31, 2024 (in millions):

	Gains (Losses) on Cash Flow Hedges	Share of Equity Method Investments Other Comprehensive Income	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2023	$(2.0)	$0.6	$(44.2)	$(11.3)	$(56.9)
Other comprehensive income (loss) before reclassifications	0.7	—	(0.1)	(3.3)	(2.7)
Amounts reclassified from AOCL	1.5	—	0.2	—	1.7
Net other comprehensive income (loss)	2.2	—	0.1	(3.3)	(1.0)
Balance as of March 31, 2024	$0.2	$0.6	$(44.1)	$(14.6)	$(57.9)

12. Fair Value Measurements:

Fair Value Hierarchy

The methodologies used to determine the fair value of our financial assets and liabilities as of March 31, 2024 were the same as those used as of December 31, 2023.
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

The fair value of our senior unsecured notes in Long-term debt, classified as Level 2, was based on the amount of future cash flows using current market rates for debt instruments of similar maturities and credit risk. The following table presents their fair value (in millions) as of:

	March 31, 2024	December 31, 2023
Senior unsecured notes	$1,064.8	$1,079.3

13. Prior Year Acquisition:

In October 2023, we completed the acquisition of AES, a company dedicated to service and sustainability in the light commercial market. Under the terms of the purchase agreement, a final working capital adjustment was completed in the first quarter of 2024. This working capital adjustment resulted in a $1.8 million reduction in the purchase price. Additionally, during the first quarter of 2024 we made certain purchase price adjustments. The following table details the purchase price adjustments that were made during the first quarter of 2024 (in millions):

	December 31, 2023	Adjustment	March 31, 2024
Net tangible assets acquired	$17.6	$(1.7)	$15.9
Intangible assets acquired	36.9	2.1	39.0
Goodwill	40.4	(2.2)	38.2
Total investment	$94.9	$(1.8)	$93.1

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

In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise, except as required by law.

Business Overview

We operate in two reportable business segments of the HVACR industry, Home Comfort Solutions and Building Climate Solutions. In addition to the two major business segments, Corporate and Other is also reported as a segment. For more detailed information regarding our reportable segments, see Note 2 in the Notes to the Consolidated Financial Statements.

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

Financial Overview

Results for the first quarter of 2024 were driven by overall year-over-year sales and profit increases primarily led by our Building Climate Solutions segment, with an increase in net sales of 21% and an increase in segment profit of $28 million. Net sales decreased 1% and segment profit increased $1 million for our Home Comfort Solutions segment. Net sales decreased $60 million and segment loss increased $4 million for our Corporate and Other segment. Our European businesses were sold in the fourth quarter of 2023 and generated $60 million in net sales in the first quarter of 2023 and had a segment loss of $0.4 million.

Financial Highlights

•Net sales of $1,047 million in the first quarter of 2024 were relatively flat as compared to the first quarter of 2023.
•Operating income in the first quarter of 2024 increased $27 million to $167 million primarily driven by favorable price.
•Net income for the first quarter of 2024 was $124 million.
•Diluted earnings per share was $3.47 per share in the first quarter of 2024 compared to $2.75 per share in the first quarter of 2023.
•For the three months ended March 31, 2024, we returned $39 million to shareholders through dividend payments.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended March 31,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2024	2023		2024	2023
Net sales	$1,047.1	$1,049.4	(0.2)%	100.0%	100.0%
Cost of goods sold	707.1	742.8	4.8	67.5	70.8
Gross profit	340.0	306.6	10.9	32.5	29.2
Selling, general and administrative expenses	170.7	167.5	(1.9)	16.3	16.0
Losses (gains) and other expenses, net	3.7	0.3	(1,133.3)	0.4	—
Income from equity method investments	(1.2)	(0.7)	71.4	(0.1)	(0.1)
Operating income	$166.8	$139.5	19.6%	15.9%	13.3%

Net Sales

Net sales for the first quarter of 2024 as compared to the same period of 2023 were relatively flat. This was primarily due to a 6% reduction in sales from the fourth quarter 2023 sale of our European businesses and unfavorable mix of 1% which were partially offset by favorable price of 4%, a 2% increase in sales volumes from our AES acquisition, and 1% from higher sales volumes.

Gross Profit

Gross profit margins in the first quarter of 2024 increased 330 basis points ("bps") to 32.5% compared to 29.2% in the first quarter of 2023. Gross margins increased 300 bps from favorable price, 50 bps from lower product warranty costs, and 30 bps from miscellaneous other items. Partially offsetting these increases was 50 bps from higher freight and distribution costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") increased $3 million to $171 million in the first quarter of 2024 compared to $168 million in the first quarter of 2023 primarily due to higher employee-related costs including incentive compensation and wage inflation and higher discretionary spend, which were partially offset by a $16 million reduction in SG&A expenses from our fourth quarter of 2023 divestiture of our European businesses. As a percentage of net sales, SG&A increased 30 bps to 16.3%.

Losses (gains) and Other Expenses, Net

Losses (gains) and other expenses, net for the first quarter of 2024 and 2023 included the following (in millions):

	For the Three Months Ended March 31,
	2024	2023
Foreign currency exchange losses (gains)	$1.3	$(0.8)
Gain on disposal of fixed assets	(0.4)	(0.3)
Other operating loss (income)	0.3	(0.8)
Net change in unrealized losses (gains) on unsettled futures contracts	0.1	(0.2)
Environmental liabilities and special litigation charges	2.4	2.4
Losses (gains) and other expenses, net (pre-tax)	$3.7	$0.3

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers and condensing units. We exert significant influence over these affiliates based upon our ownership, but do not control them due to venture partner participation. Accordingly, these joint ventures are accounted for under the equity method and their financial position and results of operations are not consolidated. We recognized income from equity method investments of $1 million in the first quarter of 2024 and in the first quarter of 2023.

Interest Expense, net

Interest expense, net decreased to $12 million in the first quarter of 2024 from $14 million in the first quarter of 2023 due to lower borrowings.

Income Taxes

Our effective tax rate was 19.4% for the three months ended March 31, 2024 compared to 21.7% for the three months ended March 31, 2023. The decrease in rate is primarily due to a discrete favorable adjustment for excess tax benefits in 2024 and unfavorable adjustments in 2023 related to discrete return to provision adjustments.

First Quarter of 2024 Compared to First Quarter of 2023 - Results by Segment

Home Comfort Solutions

The following table presents our Home Comfort Solutions segment's net sales and profit for the first quarter of 2024 and 2023 (dollars in millions):

	For the Three Months Ended March 31,
	2024	2023	Difference	% Change
Net sales	$674.6	$681.0	$(6.4)	(1)%
Profit	$112.1	$111.1	$1.0	1%
% of net sales	16.6%	16.3%
Net sales decreased 1% in the first quarter of 2024 compared to 2023 primarily due to unfavorable product mix of 2% and lower sales volumes of 2% which were partially offset by favorable price of 3%.

Segment profit in the first quarter of 2024 compared to 2023 increased by $1 million, primarily due to $23 million from higher price, and $1 million from miscellaneous other items. Partially offsetting these increases were $11 million from higher SG&A costs, $6 million from higher freight and distribution costs, $4 million from lower sales volumes, and $2 million from unfavorable product mix.

Building Climate Solutions

The following table presents our Building Climate Solutions segment's net sales and profit for the first quarter of 2024 and 2023 (dollars in millions):

	For the Three Months Ended March 31,
	2024	2023	Difference	% Change
Net sales	$372.5	$308.7	$63.8	21%
Profit	$78.2	$50.0	$28.2	56%
% of net sales	21.0%	16.2%

Net sales increased 21% in the first quarter of 2024 compared to 2023 as sales volumes increased 7%, price increased 6%, product mix increased 2%, and a 6% increase in sales volumes from our AES acquisition.

Segment profit in the first quarter of 2024 compared to 2023 increased $28 million primarily due to $18 million from favorable price, $7 million from higher sales volumes, $5 million from our acquisition of AES, and $1 million from favorable product mix. Partially offsetting these increases was $3 million from higher SG&A costs.

Corporate and Other

The following table presents our Corporate and Other segment's net sales and loss for the first quarter of 2024 and 2023 (dollars in millions):

	For the Three Months Ended March 31,
	2024	2023	Difference	% Change
Net sales	$—	$59.7	$(59.7)	(100)%
Loss	$(23.5)	$(19.4)	$(4.1)	(21)%

Net sales decreased $60 million and segment loss increased $4 million in the first quarter of 2024 as compared to 2023. Our European businesses, which were sold in the fourth quarter of 2023, generated $60 million net sales in the first quarter of 2023. Excluding our European businesses, Corporate and Other costs increased $4 million in the first quarter of 2024 compared to 2023 due primarily to higher incentive compensation and wage inflation.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and a commercial paper program (as described below). Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the three months ended March 31, 2024 and 2023 (in millions):

	For the Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(22.8)	$(78.8)
Net cash used in investing activities	(30.7)	(33.7)
Net cash provided by financing activities	42.4	101.1

Net Cash Used In Operating Activities - The change in net cash used in operating activities for the three months ended March 31, 2024 compared to the net cash used in operating activities for the same period in 2023 reflects changes in working capital and an increase in net income.

Net Cash Used In Investing Activities - Capital expenditures were $30 million for the three months ended March 31, 2024 compared to $35 million in the same period of 2023. Capital expenditures in 2024 were related to our Commercial factory in Mexico, the general expansion of manufacturing capacity and equipment, and investments in systems and software to support the overall enterprise.

Net Cash Provided By Financing Activities - Net cash provided by financing activities for the three months ended March 31, 2024 decreased to $42 million compared to $101 million provided by financing activities in the same period of 2023. The change was primarily due to changes in net borrowings and repayments of long-term debt. We returned $39 million to shareholders through dividend payments for the three months ended March 31, 2024 and $38 million in the same period of 2023.

Debt Position

The following table details our lines of credit and financing arrangements as of March 31, 2024 (in millions):

Outstanding Borrowings

Commercial paper:	$250.0

Current maturities of long-term debt:
Finance lease obligations	$22.5
Total current maturities of long-term debt	$22.5

Long-term debt:
Finance lease obligations	$50.5
Credit agreement	12.0
Senior unsecured notes	1,100.0
Debt issuance costs	(8.8)
Total long-term debt	$1,153.7
Total debt	$1,426.2

Commercial Paper Program

On October 25, 2023, we established a commercial paper program, as a replacement to our Asset Securitization Program which expired in November 2023, pursuant to which we may issue short-term, unsecured commercial paper notes under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the CP Notes outstanding under the Program at any time not to exceed $500.0 million. The CP Notes have maturities of up to 397 days from the date of issue and rank pari passu with all of our other unsecured and unsubordinated indebtedness. The net proceeds from issuances of the CP Notes are typically used for general corporate purposes. Our revolving credit facility serves as a liquidity backstop for the repayment of CP Notes outstanding under the Program. CP Notes currently outstanding under the Program totaled $250.0 million as of March 31, 2024.

Credit Agreement

We have an existing $1.1 billion unsecured revolving credit facility dated as of July 14, 2021 (as amended, the "Credit Agreement"), with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. We had outstanding borrowings of $12.0 million as well as $1.7 million committed to standby letters of credit as of March 31, 2024. Subject to covenant limitations, $836.3 million was available for future borrowings after taking into consideration outstanding borrowings under our Program. The Credit Agreement includes a subfacility for swingline loans up to $65.0 million. The Credit Agreement will expire and outstanding loans will be required to be repaid in July 2026, unless maturity is extended by the lenders pursuant to two one-year extension options that we may request under the Credit Agreement.

Senior Unsecured Notes

In September 2023, we issued $500.0 million of senior unsecured notes, which will mature in September 2028 (the "2028 Notes") with interest being paid semi-annually in March and September at 5.50%. We issued two series of senior unsecured notes on July 30, 2020 for $300.0 million each, which will mature on August 1, 2025 (the "2025 Notes") and August 1, 2027

(the "2027 Notes," and collectively with the 2025 Notes and the 2028 Notes, the "Notes") with interest being paid semi-annually in February and August at 1.35% and 1.70% respectively, per annum.

In the event of a credit rating downgrade below investment grade resulting from a change of control, holders of our senior unsecured notes will have the right to require us to repurchase all or a portion of the senior unsecured notes at a repurchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any. All the Notes are guaranteed, on a senior unsecured basis, by the Guarantor Subsidiaries. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the Guarantor Subsidiaries to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of March 31, 2024, we believe we were in compliance with all covenant requirements.

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio decreased to 79% as of March 31, 2024 from 82% as of December 31, 2023.

As of March 31, 2024, our senior credit ratings were Baa2 with a stable outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $46 million, future cash generated from operations and available borrowing capacity are sufficient to fund operations, planned capital expenditures, future contractual obligations, potential share repurchases and dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $46 million as of March 31, 2024 was $21 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. An actual repatriation in the future from our non-U.S. subsidiaries could be subject to foreign withholding taxes and U.S. state taxes.

Guarantees Related to Our Debt Obligations

Our senior unsecured notes were issued by Lennox International Inc. ("Parent") and are unconditionally guaranteed by the Guarantor Subsidiaries. The Guarantor Subsidiaries are 100% owned and consolidated, all guarantees are full and unconditional, and all guarantees are joint and several.

The following combined Parent and Guarantor Subsidiaries financial information is presented as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 (in millions):

	March 31, 2024	December 31, 2023
Current assets	$1,425.3	$1,291.0
Non-current assets	6,009.3	5,737.1
Current liabilities	915.0	843.3
Non-current liabilities	1,492.7	1,477.3
Amounts due to non-guarantor subsidiaries	(497.1)	(472.3)

	For the Three Months Ended March 31, 2024	For the Year Ended, December 31, 2023
Net Sales	$1,035.7	$4,626.8
Gross Profit	259.5	1,157.8
Net Income	289.8	1,331.1

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting LII, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Our exposure to market risk has not changed materially since December 31, 2023.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or results of operations. There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not repurchase any shares of our common stock in the first quarter of 2024. For additional information on our share repurchase program, refer to Note 5 in the Notes to the Consolidated Financial Statements.

Item 5. Other Information
Rule 10b5-1 Plan Elections

Director John W. Norris III was previously enrolled in dividend reinvestment for certain Company securities held through a trust where he serves as a trustee. In February 2024, he stopped participation in dividend reinvestment on this account. It is possible that the dividend reinvestment plan might be deemed to be a non-Rule 10b5-1 trading arrangement.

During the quarter ended March 31, 2024, none of our other directors or officers adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of Lennox International Inc. (“LII”) (filed as Exhibit 3.1 to LII's Annual Report on Form 10-K filed on February 15, 2022 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of LII (filed as Exhibit 3.2 to LII's Annual Report on Form 10-K filed on February 15, 2022 and incorporated herein by reference).
4.1
Indenture, dated as of May 3, 2010, between LII and U.S. Bank National Association, as trustee (filed as Exhibit 4.3 to LII’s Post-Effective Amendment No. 1 to Registration Statement on S-3 filed on May 3, 2010 and incorporated herein by reference).

4.2
Ninth Supplemental Indenture, dated as of July 30, 2020, among LII, each existing Guarantor under the Indenture, dated as of May 3, 2010, as subsequently supplemented, and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to LII’s Current Report on Form 8-K filed on July 30, 2020 and incorporated herein by reference).

4.3	Form of 1.350% Notes due 2025 (filed as Exhibit A in Exhibit 4.2 to LII’s Current Report on Form 8-K filed on July 30, 2020 and incorporated herein by reference).
4.5	Form of 1.700% Notes due 2027 (filed as Exhibit B in Exhibit 4.2 to LII’s Current Report on Form 8-K filed on July 30, 2020 and incorporated herein by reference).
4.6
Tenth Supplemental Indenture, dated as of July 14, 2021, among LII, each existing Guarantor under the Indenture, dated as of May 3, 2010, as subsequently supplemented, and U.S. Bank National Association, as trustee (filed as Exhibit 4.7 to LII's Annual Report on Form 10-K filed on February 15, 2022 and incorporated herein by reference).

4.7
Eleventh Supplemental Indenture, dated as of September 15, 2023, among LII, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.2 to LII's Current Report on Form 8-K filed on September 15, 2023 and incorporated herein by reference).

4.8	Form of 5.500% Notes due 2028 (filed as Exhibit A in Exhibit 4.2 to LII's Current Report on Form 8-K filed on September 15, 2023 and incorporated herein by reference).
22.1	List of Guarantor Subsidiaries (filed as Exhibit 22.1 to LII's Annual Report on Form 10-K filed on February 13, 2024, and incorporated herein by reference).
31.1	Certification of the principal executive officer (filed herewith).
31.2	Certification of the principal financial officer (filed herewith).
32.1	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101	INS Inline XBRL Instance Document
101	SCH Inline XBRL Taxonomy Extension Schema Document
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101	LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNOX INTERNATIONAL INC.

By: /s/ Michael P. Quenzer
Michael P. Quenzer
Chief Financial Officer
(on behalf of registrant and as principal financial officer)

Date: April 24, 2024