Form 10-Q
period 2024-06-30
LENNOX INTERNATIONAL INC
filed 2024-07-24
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of July 15, 2024, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 35,634,095.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three and six months ended June 30, 2024

i

Part I - Financial Information
Item 1. Financial Statements

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except shares and par values)	As of June 30, 2024	As of December 31, 2023
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$47.6	$60.7
Short-term investments	10.2	8.4
Accounts and notes receivable, net of allowances of $16.1 and $14.4 in 2024 and 2023, respectively	858.6	594.6
Inventories, net	776.3	699.1
Other assets	72.6	70.7
Total current assets	1,765.3	1,433.5
Property, plant and equipment, net of accumulated depreciation of $936.5 and $910.8 in 2024 and 2023, respectively	740.8	720.4
Right-of-use assets from operating leases	271.6	213.6
Goodwill	219.9	222.1
Deferred income taxes	63.0	51.8
Other assets, net	161.3	156.9
Total assets	$3,221.9	$2,798.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$450.8	$374.7
Accrued expenses	393.0	416.1
Income taxes payable	33.1	4.2
Commercial paper	147.0	150.0
Current maturities of long-term debt	14.0	12.1
Current operating lease liabilities	66.6	57.5
Total current liabilities	1,104.5	1,014.6
Long-term debt	1,126.8	1,143.1
Long-term operating lease liabilities	215.2	164.6
Pensions	18.1	22.5
Other liabilities	179.9	168.2
Total liabilities	2,644.5	2,513.0
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,197.9	1,184.6
Retained earnings	3,796.0	3,506.2
Accumulated other comprehensive loss	(60.8)	(56.9)
Treasury stock, at cost, 51,538,343 shares and 51,588,103 shares for 2024 and 2023, respectively	(4,356.6)	(4,349.5)
Total stockholders' equity	577.4	285.3
Total liabilities and stockholders' equity	$3,221.9	$2,798.3
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$1,451.1	$1,411.4	$2,498.2	$2,460.7
Cost of goods sold	962.9	953.6	1,670.0	1,696.2
Gross profit	488.2	457.8	828.2	764.5
Operating Expenses:
Selling, general and administrative expenses	168.5	181.3	339.2	348.8
Losses and other expenses, net	3.7	0.8	7.4	1.1
Gain on sale from previous dispositions	(1.6)	—	(1.6)	—
Income from equity method investments	(2.5)	(3.1)	(3.7)	(3.8)
Operating income	320.1	278.8	486.9	418.4
Pension settlements	0.3	0.1	0.3	0.3
Interest expense, net	12.5	15.0	24.3	29.2
Other expense, net	0.3	—	1.1	—
Net income before income taxes	307.0	263.7	461.2	388.9
Provision for income taxes	61.1	46.5	91.0	73.7
Net income	$245.9	$217.2	$370.2	$315.2

Earnings per share – Basic:	$6.91	$6.12	$10.40	$8.88

Earnings per share – Diluted:	$6.87	$6.10	$10.34	$8.85

Weighted Average Number of Shares Outstanding - Basic	35.6	35.5	35.6	35.5
Weighted Average Number of Shares Outstanding - Diluted	35.8	35.6	35.8	35.6

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$245.9	$217.2	$370.2	$315.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(6.2)	7.5	(9.5)	14.3
Net change in pension and post-retirement liabilities	(1.0)	(0.6)	(1.1)	(0.7)
Reclassification of pension and post-retirement benefit losses into earnings	0.1	0.2	0.4	0.4
Pension settlements	0.3	0.1	0.3	0.3
Net change in fair value of cash flow hedges	5.2	(5.8)	5.9	0.5
Reclassification of cash flow hedge (gains) losses into earnings	(1.6)	—	0.4	0.4
Other comprehensive (loss) income before taxes	(3.2)	1.4	(3.6)	15.2
Tax benefit (expense)	0.3	1.4	(0.3)	(0.4)
Other comprehensive (loss) income, net of tax	(2.9)	2.8	(3.9)	14.8
Comprehensive income	$243.0	$220.0	$366.3	$330.0
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the three and six months ended June 30, 2024 and 2023
(Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Equity
(For the three months ended June 30, 2024)					Shares	Amount
Balance as of March 31, 2024	$0.9	$1,190.6	$3,591.1	$(57.9)	51.5	$(4,355.9)	$368.8
Net income	—	—	245.9	—	—	—	245.9
Dividends, $1.15 per share	—	—	(41.0)	—	—	—	(41.0)
Foreign currency translation adjustments	—	—	—	(6.2)	—	—	(6.2)
Pension and post-retirement liability changes, net of tax benefit of $0.2	—	—	—	(0.7)	—	—	(0.7)
Stock-based compensation expense	—	6.4	—	—	—	—	6.4
Change in cash flow hedges, net of tax benefit of $0.6	—	—	—	4.0	—	—	4.0
Treasury shares reissued for common stock	—	0.9	—	—	—	0.4	1.3
Treasury stock purchases	—	—	—	—	—	(1.1)	(1.1)
Balance as of June 30, 2024	$0.9	$1,197.9	$3,796.0	$(60.8)	51.5	$(4,356.6)	$577.4

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Equity (Deficit)
(For the three months ended June 30, 2023)					Shares	Amount
Balance as of March 31, 2023	$0.9	$1,161.1	$3,130.9	$(78.6)	51.7	$(4,340.2)	$(125.9)
Net income	—	—	217.2	—	—	—	217.2
Dividends, $1.10 per share	—	—	(39.1)	—	—	—	(39.1)
Foreign currency translation adjustments	—	—	—	7.5	—	—	7.5
Pension and post-retirement liability changes, net of tax expense of $0.0	—	—	—	(0.3)	—	—	(0.3)
Stock-based compensation expense	—	7.7	—	—	—	—	7.7
Change in cash flow hedges, net of tax benefit of $1.4	—	—	—	(4.4)	—	—	(4.4)
Treasury shares reissued for common stock	—	0.5	—	—	—	0.6	1.1
Treasury stock purchases	—	—	—	—	—	(1.2)	(1.2)
Balance as of June 30, 2023	$0.9	$1,169.3	$3,309.0	$(75.8)	51.7	$(4,340.8)	$62.6

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the three and six months ended June 30, 2024 and 2023 (Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Equity
(For the six months ended June 30, 2024)					Shares	Amount
Balance as of December 31, 2023	$0.9	$1,184.6	$3,506.2	$(56.9)	51.6	$(4,349.5)	$285.3
Net income	—	—	370.2	—	—	—	370.2
Dividends, $2.25 per share	—	—	(80.4)	—	—	—	(80.4)
Foreign currency translation adjustments	—	—	—	(9.5)	—	—	(9.5)
Pension and post-retirement liability changes, net of tax benefit of $0.2	—	—	—	(0.6)	—	—	(0.6)
Stock-based compensation expense	—	13.3	—	—	—	—	13.3
Change in cash flow hedges, net of tax benefit of $0.1	—	—	—	6.2	—	—	6.2
Treasury shares reissued for common stock	—	—	—	—	(0.1)	2.0	2.0
Treasury stock purchases	—	—	—	—		(9.1)	(9.1)
Balance as of June 30, 2024	$0.9	$1,197.9	$3,796.0	$(60.8)	51.5	$(4,356.6)	$577.4

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Equity (Deficit)
(For the six months ended June 30, 2023)					Shares	Amount
Balance as of December 31, 2022	$0.9	$1,155.2	$3,070.6	$(90.6)	51.7	$(4,339.2)	$(203.1)
Net income	—	—	315.2	—	—	—	315.2
Dividends, $2.16 per share	—	—	(76.8)	—	—	—	(76.8)
Foreign currency translation adjustments	—	—	—	14.3	—	—	14.3
Stock-based compensation expense	—	13.8	—	—	—	—	13.8
Change in cash flow hedges, net of tax expense of $0.4	—	—	—	0.5	—	—	0.5
Treasury shares reissued for common stock	—	0.3	—	—	—	1.6	1.9
Treasury stock purchases	—	—	—	—	—	(3.2)	(3.2)
Balance as of June 30, 2023	$0.9	$1,169.3	$3,309.0	$(75.8)	51.7	$(4,340.8)	$62.6

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in millions)	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$370.2	$315.2
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale from previous dispositions	(1.6)	—
Income from equity method investments	(3.7)	(3.8)
Provision for credit losses	3.4	3.8
Unrealized losses, net on derivative contracts	0.5	3.9
Stock-based compensation expense	13.3	13.8
Depreciation and amortization	49.2	40.5
Deferred income taxes	(13.4)	(18.9)
Pension expense	2.0	1.4
Pension contributions	(5.1)	(2.0)
Other items, net	(0.1)	(1.2)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(270.8)	(236.5)
Inventories	(78.9)	(100.4)
Other current assets	(2.5)	8.7
Accounts payable	76.2	45.4
Accrued expenses	(22.1)	45.6
Income taxes payable and receivable, net	40.1	4.1
Leases, net	1.8	3.3
Other, net	2.7	(6.2)
Net cash provided by operating activities	161.2	116.7
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	1.1	1.5
Purchases of property, plant and equipment	(62.2)	(85.3)
Net proceeds from previous disposition	4.1	—
Acquisitions, net of cash	1.8	—
(Purchases of) proceeds from short-term investments	(2.0)	1.5
Net cash used in investing activities	(57.2)	(82.3)
Cash flows from financing activities:
Asset securitization borrowings	—	140.0
Commercial paper borrowings	374.0	—
Commercial paper payments	(377.0)	—
Asset securitization payments	—	(90.0)
Long-term debt payments	(9.9)	(7.3)
Borrowings from credit facility	156.7	1,182.0
Payments on credit facility	(176.7)	(1,182.0)
Proceeds from employee stock purchases	2.0	1.9
Repurchases of common stock to satisfy employee withholding tax obligations	(9.1)	(3.2)
Cash dividends paid	(78.3)	(75.2)
Net cash used in financing activities	(118.3)	(33.8)
(Decrease) increase in cash and cash equivalents	(14.3)	0.6
Effect of exchange rates on cash and cash equivalents	1.2	(1.8)
Cash and cash equivalents, beginning of period	60.7	52.6
Cash and cash equivalents, end of period	$47.6	$51.4

Supplemental disclosures of cash flow information:
Interest paid	$25.6	$27.1
Income taxes paid (net of refunds)	$60.2	$88.4
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we","our","us","LII" or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of June 30, 2024, the accompanying unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, the accompanying unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023, the accompanying unaudited Consolidated Statements of Stockholders' Equity (Deficit) for the three and six months ended June 30, 2024 and 2023, and the accompanying unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our fiscal quarterly periods are comprised of approximately 13 weeks, but the number of days per quarter may vary year-over-year. Our quarterly reporting periods usually end on the Saturday closest to the last day of March, June, and September. Our fourth quarter and fiscal year ends on December 31, regardless of the day of the week on which December 31 falls. For convenience, the 13-week periods comprising each fiscal quarter are denoted by the last day of the respective calendar quarter.

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

Segment Net Sales and Profit (Loss)

Net sales and segment profit (loss) for each segment, along with a reconciliation of segment profit (loss) to Operating income, are shown below (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net sales
Home Comfort Solutions	$982.3	$936.2	$1,656.9	$1,617.2
Business Climate Solutions	468.8	407.5	841.3	716.1
Corporate and Other (1)	—	67.7	—	127.4
	$1,451.1	$1,411.4	$2,498.2	$2,460.7

Segment profit (loss) (2)
Home Comfort Solutions	$228.5	$202.6	$340.6	$313.7
Business Climate Solutions	114.0	103.0	192.2	153.0
Corporate and Other	(24.0)	(22.5)	(47.5)	(41.9)
Total segment profit	318.5	283.1	485.3	424.8
Reconciliation to Operating income:
Gain on sale from previous dispositions	(1.6)	—	(1.6)	—
Items in Losses (gains) and other expenses, net that are excluded from segment profit (loss) (2)	—	4.3	—	6.4
Operating income	$320.1	$278.8	$486.9	$418.4
(1) The Corporate and Other segment included our European portfolio. In the fourth quarter of 2023 we completed the divestiture of our European operations.

(2) We define segment profit (loss) as a segment's operating income included in the accompanying Consolidated Statements of Operations, excluding:
◦The following items in Losses and other expenses, net:
▪Net change in unrealized losses (gains) on unsettled futures contracts,
▪Environmental liabilities and special litigation charges, and
▪Other items, net
◦Gain on sale from previous dispositions

3. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share were as follows (in millions, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$245.9	$217.2	$370.2	$315.2

Weighted-average shares outstanding – basic	35.6	35.5	35.6	35.5
Add: Potential effect of dilutive securities attributable to stock-based payments	0.2	0.1	0.2	0.1
Weighted-average shares outstanding – diluted	35.8	35.6	35.8	35.6

Earnings per share – Basic:	$6.91	$6.12	$10.40	$8.88

Earnings per share – Diluted:	$6.87	$6.10	$10.34	$8.85

The following stock appreciation rights and restricted stock units were outstanding but not included in the diluted earnings per share calculation as the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Weighted-average number of shares	—	0.2	—	0.2

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

Liabilities for estimated product warranty costs are included in the following captions on the accompanying Consolidated Balance Sheets (in millions) as of:

	June 30, 2024	December 31, 2023
Accrued expenses	$46.3	$45.4
Other liabilities	106.5	97.4
Total warranty liability	$152.8	$142.8
The changes in product warranty liabilities for the six months ended June 30, 2024 were as follows (in millions):

Total warranty liability as of December 31, 2023	$142.8
Warranty claims paid	(18.0)
Changes resulting from issuance of new warranties	28.5
Changes in estimates associated with pre-existing liabilities	(0.2)
Changes in foreign currency translation rates and other	(0.3)
Total warranty liability as of June 30, 2024	$152.8

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

5. Stock Repurchases:

Our Board of Directors has authorized a total of $4.0 billion to repurchase shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $1.0 billion share repurchase authorization in July 2021. The Share Repurchase Plans allow us to repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The Share Repurchase Plans do not require the repurchase of a specific number of shares and may be terminated at any time. As of June 30, 2024, $546 million was available for repurchase under the Share Repurchase Plans.

6. Revenue Recognition:

The following table disaggregates our revenue by business segment by geography which provides information as to the major source of revenue. See Note 2 for additional information on our reportable business segments and the products and services sold in each segment. All amount presented reflect the revised segment presentation.

	For the Three Months Ended June 30, 2024
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Corporate and Other	Consolidated
United States	$923.5	$445.0	$—	$1,368.5
Canada	58.8	23.8	—	82.6
Other international	—	—	—	—
Total	$982.3	$468.8	$—	$1,451.1

	For the Three Months Ended June 30, 2023
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Corporate and Other	Consolidated
United States	$868.5	$382.2	$—	$1,250.7
Canada	67.7	25.3	—	93.0
Other international	—	—	67.7	67.7
Total	$936.2	$407.5	$67.7	$1,411.4

	For the Six Months Ended June 30, 2024
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Corporate and Other	Consolidated
United States	$1,549.6	$802.3	$—	$2,351.9
Canada	107.3	39.0	—	146.3
Other international	—	—	—	—
Total	$1,656.9	$841.3	$—	$2,498.2

	For the Six Months Ended June 30, 2023
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Corporate and Other	Consolidated
United States	$1,507.8	$676.7	$—	$2,184.5
Canada	109.4	39.4	—	148.8
Other international	—	—	127.4	127.4
Total	$1,617.2	$716.1	$127.4	$2,460.7

Home Comfort Solutions - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox stores or to independent distributors. For the three months ended June 30, 2024 and 2023, direct sales represented 76% and 76% of revenues, and sales to independent distributors represented the remainder. For the six months ended June 30, 2024 and 2023, direct sales represented 75% and 73% of revenues, and sales to independent distributors represented the remainder. Given the nature of our business, customer product orders are fulfilled at a point in time and not over a period of time.

Building Climate Solutions - In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. These products are distributed primarily through commercial contractors and directly to national account customers in the planned replacement, emergency replacement and new construction markets. We manufacture and market equipment for the commercial refrigeration markets under the Heatcraft Worldwide Refrigeration name. Our products are used in the food retail, food service, cold storage as well as non-food refrigeration markets. We sell these products to distributors, installing contractors, engineering design firms, original equipment manufacturers and end-users. Lennox National Account Services provides installation, service and preventive maintenance for HVAC national account customers in the United States and Canada. AES manufactures curb, curb adapters, drop box diffusers, offers HVAC recycling and salvage services and focuses on multi-family HVAC replacement for expired mechanical assets. Revenue related to service contracts is recognized as the services are performed under the contract based on the relative fair value of the services provided. For the three months ended June 30, 2024 and 2023, equipment sales represented 82% and 87% of revenues and the remainder of our revenue was generated from our service business. For the six months ended June 30, 2024 and 2023, equipment sales represented 81% and 86% of revenues and the remainder of our revenue was generated from our services business.

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
Contract Liabilities - Our contract liabilities consist of advance payments and deferred revenue. Net contract liabilities consisted of the following (in millions) as of:

	June 30, 2024	December 31, 2023
Contract assets	$2.0	$2.2
Contract liabilities - current	(5.0)	(4.7)
Contract liabilities - noncurrent	(7.8)	(7.5)
Total	$(10.8)	$(10.0)

For the three months ended June 30, 2024 and 2023, we recognized revenue of $0.4 million and $1.2 million and for the six months ended June 30, 2024 and 2023, we recognized revenue of $6.1 million and $4.2 million related to our contract liabilities at January 1, 2024 and 2023, respectively. Impairment losses recognized in our receivables and contract assets were de minimis in 2024 and 2023.

7. Other Financial Statement Details:
Inventories:
The components of inventories are as follows (in millions) as of:

	June 30, 2024	December 31, 2023
Finished goods	$555.1	$509.4
Work in process	10.9	9.6
Raw materials and parts	346.5	314.2
Subtotal	912.5	833.2
Excess of current cost over last-in, first-out cost	(136.2)	(134.1)
Total inventories, net	$776.3	$699.1

Goodwill:
The changes in the carrying amount of goodwill in 2024, in total and by segment, are summarized in the table below (in millions):

	Balance as of December 31, 2023	Goodwill Adjustment (1)	Balance as of June 30, 2024
Home Comfort Solutions	$26.1	$—	$26.1
Building Climate Solutions (1)	196.0	(2.2)	193.8
Total Goodwill	$222.1	$(2.2)	$219.9

(1) As discussed in Note 13, an update to our purchase price allocation of AES in the first quarter of 2024 resulted in a $2.2 million reduction of goodwill.

We monitor our reporting units for indicators of impairment throughout the year to determine if a change in facts or circumstances warrants a re-evaluation of our goodwill. We have not recorded any goodwill impairments for the six months ended June 30, 2024 or in any periods presented for our continuing businesses.

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

Cash Flow Hedges

We have foreign exchange forward contracts and commodity futures contracts designated as cash flow hedges that are scheduled to mature through November 2025. Unrealized gains or losses from our cash flow hedges are included in Accumulated other comprehensive loss (“AOCL”) and are expected to be reclassified into earnings within the next 17 months based on the prices of the commodities and foreign currencies at the settlement dates. We recorded the following amounts in AOCL related to our cash flow hedges (in millions) as of:

	June 30, 2024	December 31, 2023
Unrealized losses (gains), net on unsettled contracts	$(5.6)	$2.6
Income tax (benefit) expense	1.4	(0.6)
Unrealized losses (gains), net included in AOCL, net of tax (1)	$(4.2)	$2.0
(1) Assuming commodity prices and foreign currency exchange rates remain constant, we expect to reclassify $4.4 million of derivative gain as of June 30, 2024 into earnings within the next 12 months.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based compensation expense	$6.7	$7.7	$13.3	$13.8

8. Pension Benefit Plans:

The components of net periodic benefit cost for pension benefits were as follows (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Service cost	$0.4	$0.5	$0.8	$1.1
Interest cost	2.2	2.2	4.3	4.5
Expected return on plan assets	(1.9)	(2.4)	(3.8)	(4.7)
Recognized actuarial loss	0.2	0.2	0.4	0.4
Other	—	—	—	(0.3)
Settlements and curtailments	0.3	0.1	0.3	0.3
Net periodic benefit cost	$1.2	$0.6	$2.0	$1.3
9. Income Taxes:

As of June 30, 2024, we had approximately $4.4 million in total gross unrecognized tax benefits. If recognized, $4.4 million would be recorded through the Consolidated Statements of Operations.

Our effective tax rate was 19.7% for the six months ended June 30, 2024 compared to 19.0% for the six months ended June 30, 2023. The increase in rate is primarily due to income allocated to high-tax jurisdictions offset by a favorable adjustment for excess tax benefits.

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

10. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions) as of:

	June 30, 2024	December 31, 2023
Commercial paper	$147.0	$150.0
Current maturities of long-term debt:
Finance lease obligations	$14.0	$12.1
Total current maturities of long-term debt	$14.0	$12.1
Long-Term Debt:
Finance lease obligations	$35.0	$32.7
Credit agreement	—	20.0
Senior unsecured notes	1,100.0	1,100.0
Debt issuance costs	(8.2)	(9.6)
Total long-term debt	$1,126.8	$1,143.1
Total debt	$1,287.8	$1,305.2

Foreign Obligations

Through several of our foreign subsidiaries, we have facilities available to assist us in financing seasonal borrowing needs for our foreign locations. We had no outstanding foreign obligations as of June 30, 2024 or December 31, 2023 and there were no borrowings or repayments on these facilities during the six months ended June 30, 2024.

Commercial Paper Program

On October 25, 2023, we established a commercial paper program (the “Program”), as a replacement to our Asset Securitization Program which expired in November 2023, pursuant to which we may issue short-term, unsecured commercial paper notes (the “CP Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the CP Notes outstanding under the Program at any time not to exceed $500.0 million. The CP Notes have maturities of up to 397 days from the date of issue and rank pari passu with all of our other unsecured and unsubordinated indebtedness. The net proceeds from issuances of the CP Notes are typically used for general corporate purposes. Our revolving credit facility serves as a liquidity backstop for the repayment of CP Notes outstanding under the Program. CP Notes currently outstanding under the Program totaled $147.0 million as of June 30, 2024.

Our weighted average borrowing rate on the Program was as follows as of:

	June 30, 2024	December 31, 2023
Weighted average borrowing rate	5.56%	5.66%

Credit Agreement

We have an existing $1.1 billion unsecured revolving credit facility dated as of July 14, 2021 (as amended, the "Credit Agreement"), with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. We had $0 outstanding borrowings and $1.7 million committed to standby letters of credit as of June 30, 2024. Subject to covenant limitations, $951.3 million was available for future borrowings after taking into consideration outstanding borrowings under our Program. The Credit Agreement includes a subfacility for swingline loans up to $65.0 million. The Credit Agreement will expire and outstanding loans will be required to be repaid in July 2026, unless maturity is extended by the lenders pursuant to two one-year extension options that we may request under the Credit Agreement.

Our weighted average borrowing rate on the facility was as follows as of:

	June 30, 2024	December 31, 2023
Weighted average borrowing rate	—%	6.67%

The Credit Agreement is guaranteed by certain of our subsidiaries and contains customary covenants applicable to us and our subsidiaries including limitations on indebtedness, liens, dividends, stock repurchases, mergers, and sales of all or substantially all of our assets. In addition, the Credit Agreement contains a financial covenant requiring us to maintain, as of the last day of each fiscal quarter for the four prior fiscal quarters, a Total Net Leverage Ratio of no more than 3.50 to 1.00 (or, at our election, on up to two occasions following a material acquisition, 4.00 to 1.00).

Our Credit Agreement contains customary events of default. These events of default include nonpayment of principal or other amounts, material inaccuracy of representations and warranties, breach of covenants, default on certain other indebtedness or receivables securitizations (cross default), certain voluntary and involuntary bankruptcy events, and the occurrence of a change in control. A cross default under our credit facility could occur if:

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

As of June 30, 2024, we believe we were in compliance with all covenant requirements.

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

In the event of a credit rating downgrade below investment grade resulting from a change of control, holders of our senior unsecured notes will have the right to require us to repurchase all or a portion of the senior unsecured notes at a repurchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any. All the Notes are guaranteed, on a senior unsecured basis, by certain of our subsidiaries that guarantee indebtedness under our Credit Agreement (the "Guarantor Subsidiaries"). The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of June 30, 2024, we believe we were in compliance with all covenant requirements.

11. Comprehensive Income (Loss):

The following table provides information on items reclassified from AOCL to Net income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Affected Line Item(s) in the Consolidated Statements of Operations
	2024	2023	2024	2023
Gains (Losses) on Cash Flow Hedges:
Derivatives contracts	$1.6	$—	$(0.4)	$(0.4)	Cost of goods sold; Losses (gains) and other expenses, net
Income tax (expense) benefit	(0.4)	—	0.1	0.1	Provision for income taxes
Net of tax	$1.2	$—	$(0.3)	$(0.3)

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(0.1)	$(0.2)	$(0.4)	$(0.4)	Other expense, net
Pension settlements	(0.3)	(0.1)	(0.3)	(0.3)	Pension settlements
Income tax benefit	0.1	0.1	0.2	0.2	Provision for income taxes
Net of tax	$(0.3)	$(0.2)	$(0.5)	$(0.5)
Total reclassifications from AOCL	$0.9	$(0.2)	$(0.8)	$(0.8)

The following table provides information on changes in AOCL, by component (net of tax), for the six months ended June 30, 2024 (in millions):

	Gains (Losses) on Cash Flow Hedges	Share of Equity Method Investments Other Comprehensive Income	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2023	$(2.0)	$0.6	$(44.2)	$(11.3)	$(56.9)
Other comprehensive income (loss) before reclassifications	5.9	—	(1.1)	(9.5)	(4.7)
Amounts reclassified from AOCL	0.3	—	0.5	—	0.8
Net other comprehensive income (loss)	6.2	—	(0.6)	(9.5)	(3.9)
Balance as of June 30, 2024	$4.2	$0.6	$(44.8)	$(20.8)	$(60.8)

12. Fair Value Measurements:

Fair Value Hierarchy

The methodologies used to determine the fair value of our financial assets and liabilities as of June 30, 2024 were the same as those used as of December 31, 2023.
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

	June 30, 2024	December 31, 2023
Senior unsecured notes	$1,074.6	$1,079.3

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

	December 31, 2023	Adjustment	June 30, 2024
Net tangible assets acquired	$17.6	$(1.7)	$15.9
Intangible assets acquired	36.9	2.1	39.0
Goodwill	40.4	(2.2)	38.2
Total investment	$94.9	$(1.8)	$93.1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on information currently available to management as well as management’s assumptions and beliefs as of the date such statements were made. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q constitute forward-looking statements, including but not limited to statements identified by forward-looking terminology, such as the words “may,” “will,” “should,” “plan,” “anticipate,” “believe,” “intend,” “estimate,” and “expect” and similar expressions. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties.

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

Our fiscal quarterly periods are comprised of approximately 13 weeks, but the number of days per quarter may vary year-over-year. Our quarterly reporting periods usually end on the Saturday closest to the last day of March, June, and September. Our fourth quarter and fiscal year ends on December 31, regardless of the day of the week on which December 31 falls. For convenience, throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the 13-week periods comprising each fiscal quarter are denoted by the last day of the respective calendar quarter.

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

The principal elements of cost of goods sold are components, raw materials, factory overhead, labor, estimated costs of warranty expense, and freight and distribution costs. The principal raw materials used in our manufacturing processes are steel, aluminum and copper. In recent years, pricing volatility for these commodities and related components has impacted us and the HVACR industry in general. We seek to mitigate the impact of certain commodity price volatility through a combination of pricing actions, vendor contracts, improved production efficiency, and cost reduction initiatives. We also partially mitigate volatility in the prices of these commodities by entering into futures contracts and fixed forward contracts.

Financial Overview

Results for the second quarter of 2024 were driven by overall year-over-year sales and profit increases. Net sales increased 5% and segment profit increased $26 million for our Home Comfort Solutions segment. Net sales increased 15% and segment profit increased $11 million for our Building Climate Solutions segment. Net sales decreased $68 million and segment loss increased $2 million for our Corporate and Other segment. Our European businesses were sold in the fourth quarter of 2023 and generated $68 million in net sales with segment profit of $2 million in the second quarter of 2023.

Financial Highlights

•Net sales of $1,451 million in the second quarter of 2024 reflected a 3% increase as compared to the same period in 2023.
•Operating income in the second quarter of 2024 increased $41 million to $320 million primarily driven by favorable price and higher sales volumes.
•Net income for the second quarter of 2024 was $246 million.
•Diluted earnings per share was $6.87 per share in the second quarter of 2024 as compared to $6.10 per share in the same period in 2023.
•For the six months ended June 30, 2024, we returned $78 million to shareholders through dividend payments.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended June 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2024	2023		2024	2023
Net sales	$1,451.1	$1,411.4	2.8%	100.0%	100.0%
Cost of goods sold	962.9	953.6	(1.0)	66.4	67.6
Gross profit	488.2	457.8	6.6	33.6	32.4
Selling, general and administrative expenses	168.5	181.3	7.1	11.6	12.8
Losses and other expenses, net	3.7	0.8	(362.5)	0.3	0.1
Gain on sale from previous dispositions	(1.6)	—	100.0	(0.1)	—
Income from equity method investments	(2.5)	(3.1)	(19.4)	(0.2)	(0.2)
Operating income	$320.1	$278.8	14.8%	22.1%	19.9%

Net Sales

Net sales for the second quarter of 2024 increased 3% as compared to the same period in 2023. This was primarily due to favorable price of 3%, higher sales volumes of 3%, and an increase in sales volumes of 2% from our AES acquisition, which were partially offset by a 5% reduction in sales due to the fourth quarter 2023 sale of our European businesses.

Gross Profit

Gross profit margins in the second quarter of 2024 increased 120 basis points ("bps") to 33.6% as compared to 32.4% in the same period in 2023. Gross margins increased 240 bps from favorable price and 10 bps from miscellaneous other items, which were partially offset by 70 bps from higher freight and distribution costs and 60 bps from higher material and product costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") decreased $12 million to $169 million in the second quarter of 2024 as compared to $181 million in the same period in 2023 primarily due to a $16 million reduction in SG&A expenses from our fourth quarter of 2023 divestiture of our European businesses, which was partially offset by higher employee-related costs including increased incentive compensation. As a percentage of net sales, SG&A decreased 120 bps to 11.6%.

Losses (gains) and Other Expenses, Net

Losses (gains) and other expenses, net for the second quarter of 2024 and 2023 included the following (in millions):

	For the Three Months Ended June 30,
	2024	2023
Realized losses on settled future contracts	$—	$0.1
Foreign currency exchange losses (gains)	1.5	(2.4)
Gain on disposal of fixed assets	(0.5)	(1.0)
Other operating income	—	(0.2)
Net change in unrealized losses (gains) on unsettled futures contracts	0.1	0.2
Environmental liabilities and special litigation charges	2.4	4.8
Other items, net	0.3	(0.7)
Losses (gains) and other expenses, net (pre-tax)	$3.7	$0.8

Income from Equity Method Investments

We participate in two joint ventures that are engaged in the manufacture and sale of compressors, unit coolers, and condensing units. We exert significant influence over these affiliates based upon our ownership, but do not control them due to venture partner participation. Accordingly, these joint ventures are accounted for under the equity method and their financial position and results of operations are not consolidated. We recognized income from equity method investments of $3 million in the second quarter of 2024 and in the second quarter of 2023.

Interest Expense, net

Interest expense, net decreased to $13 million in the second quarter of 2024 from $15 million in the same period in 2023 due to lower borrowings.

Income Taxes

Our effective tax rate was 19.9% for the second quarter of 2024 as compared to 17.6% in the same period in 2023. The increase in rate was primarily due to income allocated to high-tax jurisdictions partially offset by a favorable adjustment for excess tax benefits.

Second Quarter of 2024 Compared to Second Quarter of 2023 - Results by Segment

Home Comfort Solutions

The following table presents our Home Comfort Solutions segment's net sales and profit for the second quarter of 2024 and 2023 (dollars in millions):

	For the Three Months Ended June 30,
	2024	2023	Difference	% Change
Net sales	$982.3	$936.2	$46.1	5%
Profit	$228.5	$202.6	$25.9	13%
% of net sales	23.3%	21.6%
Net sales increased 5% in the second quarter of 2024 as compared to the same period in 2023 primarily due to favorable price of 4% and higher sales volumes of 1%.

Segment profit in the second quarter of 2024 increased by $26 million as compared to the same period in 2023, primarily due to $42 million from favorable price and mix and $2 million from higher sales volumes. Partially offsetting these increases were $10 million from higher freight and distribution costs, $3 million from higher SG&A costs, and $5 million from miscellaneous other items.

Building Climate Solutions

The following table presents our Building Climate Solutions segment's net sales and profit for the second quarter of 2024 and 2023 (dollars in millions):

	For the Three Months Ended June 30,
	2024	2023	Difference	% Change
Net sales	$468.8	$407.5	$61.3	15%
Profit	$114.0	$103.0	$11.0	11%
% of net sales	24.3%	25.3%

Net sales increased 15% in the second quarter of 2024 as compared to the same period in 2023 primarily due to higher sales volumes of 9%, favorable price of 2%, and a 6% increase in sales volumes from our AES acquisition which were partially offset by unfavorable product mix of 2%.

Segment profit in the second quarter of 2024 increased $11 million as compared to the same period in 2023 primarily due to $12 million from higher sales volumes, $6 million from favorable price, and $5 million from our acquisition of AES. Partially offsetting these increases was $6 million in higher factory inefficiencies, which includes costs related to the ramp up of our new factory in Mexico, $4 million in unfavorable product mix, and $2 million from miscellaneous other items.

Corporate and Other

The following table presents our Corporate and Other segment's net sales and loss for the second quarter of 2024 and 2023 (dollars in millions):

	For the Three Months Ended June 30,
	2024	2023	Difference	% Change
Net sales	$—	$67.7	$(67.7)	(100)%
Loss	$(24.0)	$(22.5)	$(1.5)	(7)%

Net sales decreased $68 million and segment loss increased $2 million in the second quarter of 2024 as compared to the same period in 2023. Our European businesses, which were sold in the fourth quarter of 2023, generated $68 million in net sales and $2 million in segment profit in the second quarter of 2023. Excluding our European businesses, Corporate and Other costs decreased $1 million in the second quarter of 2024 as compared to the same period in 2023 primarily due to lower incentive compensation costs which were partially offset by higher legal, professional, and other costs.

Year-to-Date through June 30, 2024 Compared to Year-to-Date through June 30, 2023 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Six Months Ended June 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2024	2023		2024	2023
Net sales	$2,498.2	$2,460.7	1.5%	100.0%	100.0%
Cost of goods sold	1,670.0	1,696.2	1.5	66.8	68.9
Gross profit	828.2	764.5	8.3	33.2	31.1
Selling, general and administrative expenses	339.2	348.8	2.8	13.6	14.2
Losses (gains) and other expenses, net	7.4	1.1	(572.7)	0.3	—
Gain on sale from previous dispositions	(1.6)	—	100.0	(0.1)	—
Income from equity method investments	(3.7)	(3.8)	(2.6)	(0.1)	(0.2)
Operating income	$486.9	$418.4	16.4%	19.5%	17.0%

Net Sales

Net sales increased 2% for the six months ended June 30, 2024 as compared to the same period in 2023. This was primarily due to favorable price of 3%, higher sales volumes of 2% and an increase in sales volumes of 2% from our AES acquisition which were partially offset by a 5% reduction in sales due to the fourth quarter 2023 sale of our European businesses.
Gross Profit

Gross profit margins for the six months ended June 30, 2024 increased 210 bps to 33.2% as compared to 31.1% in the same period in 2023. Gross margins increased 260 bps from higher price and 40 bps from miscellaneous other items, which were partially offset by 60 bps from higher freight and distribution costs, and 30 bps from higher material and product costs.

Selling, General and Administrative Expenses
SG&A decreased $10 million to $339 million for the six months ended June 30, 2024 as compared to $349 million in the same period in 2023 primarily due to a $32 million reduction in SG&A expenses from our fourth quarter of 2023 divestiture of our European businesses, which was partially offset by higher employee-related costs including increased incentive compensation. As a percentage of net sales, SG&A decreased 60 bps to 13.6% from 14.2%.

Losses (gains) and Other Expenses, Net

Losses (gains) and other expenses, net for the six months ended June 30, 2024 and 2023 included the following (in millions):

	For the Six Months Ended June 30,
	2024	2023
Realized losses on settled future contracts	$—	$0.1
Foreign currency exchange losses (gains)	2.8	(3.2)
Gain on disposal of fixed assets	(1.0)	(1.3)
Other operating loss (income)	0.8	(0.9)
Net change in unrealized gains (losses) on unsettled futures contracts	—	(0.1)
Environmental liabilities and special litigation charges	4.7	7.3
Other items, net	—	(0.8)
Losses (gains) and other expenses, net (pre-tax)	$7.4	$1.1

Income from Equity Method Investments
Income from equity method investments remained consistent at $4 million for the six months ended June 30, 2024 as compared to $4 million in the same period in 2023.

Interest Expense, net

Interest expense, net decreased $5 million for the six months ended June 30, 2024 to $24 million as compared to $29 million in the same period in 2023 primarily due to lower borrowings.

Income Taxes

Our effective tax rate was 19.7% for the six months ended June 30, 2024 as compared to 19.0% in the same period in 2023. The increase in rate was primarily due to income allocated to high-tax jurisdictions partially offset by a favorable adjustment for excess tax benefits.

Year-to-Date through June 30, 2024 Compared to Year-to-Date through June 30, 2023 - Results by Segment

Home Comfort Solutions

The following table presents our Home Comfort Solutions segment's net sales and profit for the six months ended June 30, 2024 and 2023 (dollars in millions):

	For the Six Months Ended June 30,
	2024	2023	Difference	% Change
Net sales	$1,656.9	$1,617.2	$39.7	2%
Profit	$340.6	$313.7	$26.9	9%
% of net sales	20.6%	19.4%
Net sales increased 2% for the six months ended June 30, 2024 as compared to the same period in 2023. This was primarily due to favorable price of 4%, which was partially offset by lower sales volumes of 1% and unfavorable mix of 1%.

Segment profit for the first six months of 2024 increased $27 million as compared to the same period in 2023 primarily due to $61 million from favorable price, which was partially offset by $15 million from higher SG&A costs, $15 million from higher freight and distribution costs, and $4 million from miscellaneous other items.

Building Climate Solutions

The following table presents our Building Climate Solutions segment's net sales and profit for the six months ended June 30, 2024 and 2023 (dollars in millions):

	For the Six Months Ended June 30,
	2024	2023	Difference	% Change
Net sales	$841.3	$716.1	$125.2	17%
Profit	$192.2	$153.0	$39.2	26%
% of net sales	22.8%	21.4%

Net sales increased 17% for the six months ended June 30, 2024 as compared to the same period in 2023. This was primarily due to higher sales volumes of 8%, favorable price of 3%, and a 6% increase in sales volumes from our AES acquisition.
Segment profit for the first six months of 2024 increased $39 million as compared to the same period in 2023 primarily due to $25 million from higher price, $20 million from higher sales volumes and $10 million from our acquisition of AES, which were partially offset by $8 million from higher factory inefficiencies, which includes costs related to the ramp up of our new facility in Mexico, $4 million from higher SG&A costs, and $4 million from miscellaneous other items.

Corporate and Other

The following table presents our Corporate and Other segment's net sales and loss for the six months ended June 30, 2024 and 2023 (dollars in millions):

	For the Six Months Ended June 30,
	2024	2023	Difference	% Change
Net sales	$—	$127.4	$(127.4)	(100)%
Loss	$(47.5)	$(41.9)	$(5.6)	(13)%

Net sales decreased $127 million and segment loss increased $6 million during the six months ended June 30, 2024 as compared to the same period in 2023. Our European businesses, which were sold in the fourth quarter of 2023, generated net sales of $127 million and a profit of $2 million in the six months ended June 30, 2023. Excluding our European businesses,

Corporate and Other costs increased $4 million in the first six months of 2024 as compared to the same period in 2023 primarily due to higher incentive compensation costs and wage inflation.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and a commercial paper program (as described below). Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the six months ended June 30, 2024 and 2023 (in millions):

	For the Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$161.2	$116.7
Net cash used in investing activities	(57.2)	(82.3)
Net cash used in financing activities	(118.3)	(33.8)

Net Cash Provided By Operating Activities - The change in net cash provided by operating activities for the six months ended June 30, 2024 compared to the net cash provided by operating activities for the same period in 2023 reflects changes in working capital and an increase in net income.

Net Cash Used In Investing Activities - Capital expenditures were $62 million for the six months ended June 30, 2024 compared to $85 million in the same period of 2023. Capital expenditures in 2024 were related to our Commercial factory in Mexico, the general expansion of manufacturing capacity and equipment, and investments in systems and software to support the overall enterprise.

Net Cash Used In Financing Activities - Net cash used in financing activities for the six months ended June 30, 2024 increased to $118 million as compared to $34 million in the same period of 2023. The change was primarily due to changes in net borrowings and repayments of long-term debt. We returned $78 million to shareholders through dividend payments for the six months ended June 30, 2024 and $75 million in the same period of 2023.

Debt Position

The following table details our lines of credit and financing arrangements as of June 30, 2024 (in millions):

Outstanding Borrowings

Commercial paper:	$147.0

Current maturities of long-term debt:
Finance lease obligations	$14.0
Total current maturities of long-term debt	$14.0

Long-term debt:
Finance lease obligations	$35.0
Credit agreement	—
Senior unsecured notes	1,100.0
Debt issuance costs	(8.2)
Total long-term debt	$1,126.8
Total debt	$1,287.8

Commercial Paper Program

On October 25, 2023, we established a commercial paper program, as a replacement to our Asset Securitization Program which expired in November 2023, pursuant to which we may issue short-term, unsecured commercial paper notes under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the CP Notes outstanding under the Program at any time not to exceed $500.0 million. The CP Notes have maturities of up to 397 days from the date of issue and rank pari passu with all of our other unsecured and unsubordinated indebtedness. The net proceeds from issuances of the CP Notes are typically used for general corporate purposes. Our revolving credit facility serves as a liquidity backstop for the repayment of CP Notes outstanding under the Program. CP Notes currently outstanding under the Program totaled $147.0 million as of June 30, 2024.

Credit Agreement

We have an existing $1.1 billion unsecured revolving credit facility dated as of July 14, 2021 (as amended, the "Credit Agreement"), with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. We had 0 outstanding borrowings and $1.7 million committed to standby letters of credit as of June 30, 2024. Subject to covenant limitations, $951.3 million was available for future borrowings after taking into consideration outstanding borrowings under our Program. The Credit Agreement includes a subfacility for swingline loans up to $65.0 million. The Credit Agreement will expire and outstanding loans will be required to be repaid in July 2026, unless maturity is extended by the lenders pursuant to two one-year extension options that we may request under the Credit Agreement.

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

In the event of a credit rating downgrade below investment grade resulting from a change of control, holders of our senior unsecured notes will have the right to require us to repurchase all or a portion of the senior unsecured notes at a repurchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any. All the Notes are guaranteed, on a senior unsecured basis, by the Guarantor Subsidiaries. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the Guarantor Subsidiaries to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of June 30, 2024, we believe we were in compliance with all covenant requirements.

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio decreased to 69% as of June 30, 2024 from 82% as of December 31, 2023.

As of June 30, 2024, our senior credit ratings were Baa2 with a stable outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $47.6 million, future cash generated from operations and available borrowing capacity are sufficient to fund operations, planned capital expenditures, future contractual obligations, potential share repurchases and dividends and other needs in the foreseeable future. Included in our cash and cash equivalents of $47.6 million as of June 30, 2024 was $20 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. An actual repatriation in the future from our non-U.S. subsidiaries could be subject to foreign withholding taxes and U.S. state taxes.

Guarantees Related to Our Debt Obligations

Our senior unsecured notes were issued by Lennox International Inc. ("Parent") and are unconditionally guaranteed by the Guarantor Subsidiaries. The Guarantor Subsidiaries are 100% owned and consolidated, all guarantees are full and unconditional, and all guarantees are joint and several.

The following combined Parent and Guarantor Subsidiaries financial information is presented as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 (in millions):

	June 30, 2024	December 31, 2023
Current assets	$1,601.2	$1,291.0
Non-current assets	6,399.5	5,737.1
Current liabilities	905.5	843.3
Non-current liabilities	1,514.4	1,477.3
Amounts due to non-guarantor subsidiaries	(533.0)	(472.3)

	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Net Sales	$1,430.2	$2,465.9
Gross Profit	402.3	661.8
Net Income	556.0	845.8

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that we believe may have a material current or future effect on our financial condition, liquidity or results of operations.

Commitments, Contingencies, and Guarantees

For information regarding our commitments, contingencies, and guarantees, see Note 4 in the Notes to the Consolidated Financial Statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not repurchase any shares of our common stock in the second quarter of 2024. For additional information on our share repurchase program, refer to Note 5 in the Notes to the Consolidated Financial Statements.

Item 5. Other Information

Rule 10b5-1 Plan Elections

During the quarter ended June 30, 2024, none of our directors or officers adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

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

Date: July 24, 2024