Form 10-K
period 2024-12-31
LENNOX INTERNATIONAL INC
filed 2025-02-11
CIK 1069202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of June 30, 2024, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $17.1 billion based on the closing price of the registrant’s common stock on the New York Stock Exchange. As of February 4, 2025, there were 35,579,664 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2025 Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2025 Annual Meeting of Stockholders to be held on May 22, 2025 are incorporated by reference into Part III of this report.

LENNOX INTERNATIONAL INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2024

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

Our two business segments, Home Comfort Solutions and Building Climate Solutions, the key products, services and well-known product and brand names within each segment and net sales in 2024 by segment are shown in the table below. The Corporate and Other segment previously held our European operations, which were successfully divested in the fourth quarter of 2023. Corporate and Other was excluded from the table below as there were no sales in 2024. Segment financial data for 2024, 2023 and 2022, including financial information about foreign and domestic operations, is included in Note 3 of the Notes to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

Segment	Products & Services	Product and Brand Names	2024 Net Sales (in millions)
Home Comfort Solutions	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, comfort control products, replacement parts and supplies	Lennox, Dave Lennox Signature Collection, Armstrong Air, Ducane, AirEase, Concord, MagicPak, ADP Advanced Distributor Products, Allied, Elite Series, Merit Series, Comfort Sync, Healthy Climate, Healthy Climate Solutions, iComfort, ComfortSense and Lennox Stores	$3,577.1
Building Climate Solutions	Unitary heating and air conditioning equipment, applied systems, controls, installation and service of commercial heating and cooling equipment, variable refrigerant flow commercial products, curb, curb adapters, drop box diffusers, HVAC recycling and salvage service, condensing units, unit coolers, fluid coolers, air cooled condensers, air handlers, process chillers, controls, compressorized racks	Lennox, Model L, CORE, Enlight, Xion, Energence, Prodigy, Strategos, Raider, Lennox VRF, Lennox National Account Services, Allied Commercial, Elite, AES Industries, AES Mechanical, AES Recycle, Heatcraft Worldwide Refrigeration, Bohn, MAGNA, Larkin, Climate Control, Chandler Refrigeration, IntelliGen and Interlink	1,764.2
		Total	$5,341.3

Products and Services

Home Comfort Solutions

Heating & Cooling Products. We manufacture and market a broad range of heat pumps, furnaces, air conditioners, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are available in a variety of designs and efficiency levels and at a range of price points, and are intended to provide a complete line of home comfort solutions. We believe that by maintaining a broad product line marketed under multiple brand names, we can address different market segments and penetrate multiple distribution channels.

The “Lennox” business and brands (“Dave Lennox Signature Collection,” “Elite Series,” “Merit Series,” “iComfort,” “ComfortSense” and “Healthy Climate Solutions”) are sold directly to independent installing dealers, making us one of the largest wholesale distributors of residential heating, ventilation, and air conditioning products in North America. We operate a network of Lennox Stores across the United States and Canada. These stores provide an easy access solution for contractors and independent dealers to obtain universal service and replacement parts, supplies, convenience items, tools, Lennox equipment and OEM parts.

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

AES. In October 2023, we completed the acquisition of AES Industries, Inc. and AES Mechanical Service Group, Inc. (collectively, “AES”) to the Building Climate Solutions segment. AES is a company dedicated to service and sustainability in the light commercial markets across North America. AES manufactures curbs, curb adapters, drop box diffusers and also offers HVAC recycling and salvage services, as well as focusing on multi-facility HVAC replacement for expired mechanical assets.

Refrigeration Products. We manufacture and market equipment for the North American commercial refrigeration markets under the Heatcraft Worldwide Refrigeration name.  We sell these products to distributors, installing contractors, engineering design firms, original equipment manufacturers and end-users.

Our commercial refrigeration products include condensing units, unit coolers, fluid coolers, air-cooled condensers, air handlers and refrigeration rack systems.  These products preserve food and other perishables in supermarkets, convenience stores, restaurants, warehouses and distribution centers.  In addition, our products are used to cool a wide variety of industrial processes, including data centers, machine tooling, and other critical cooling applications. We routinely provide application engineering for consulting engineers, contractors, store planners, end customers and others to support the sale of commercial refrigeration products.

In addition, we own a 50% interest in a joint venture in Mexico that produces unit coolers, air-cooled condensers, condensing units, compressors and compressorized racks of the same design and quality as those manufactured by our U.S. business.  This joint venture product line is complemented with imports from the U.S., which are sold through the joint venture’s distribution network.

Samsung JV. We own a 49.9% interest in a joint venture with Samsung that distributes Samsung ductless AC and heat pump products in the U.S. and Canada as well as "Lennox powered by Samsung" branded products through Lennox stores and direct-to-dealer network. Results are reported in either Home Comfort Solutions or Building Climate Solutions based on product type.

Corporate and Other

Prior to 2024, our Corporate and Other segment included the results of our European operations. We manufactured and sold unitary HVAC products, which ranged from 2 to 70 tons of cooling capacity, and applied systems with up to 200 tons of cooling capacity. Our European products consisted of small package units, rooftop units, chillers, air handlers and fan coils that served medium-rise commercial buildings, shopping malls, other retail and entertainment buildings, institutional applications and other field-engineered applications. We manufactured heating and cooling products in several locations in Europe and marketed these products through both direct and indirect distribution channels. We also manufactured and marketed refrigeration products including condensing units, unit coolers, air-cooled condensers, fluid coolers, compressor racks and industrial process chillers. We had manufacturing locations in Germany, France and Spain.

In the fourth quarter of 2023, we successfully completed the divestiture of our European operations.

Business Strategy

Lennox offers a full spectrum of cooling, heating, indoor air quality and refrigeration products to meet the energy-efficient climate-control needs of residential and commercial customers across North America. We are advancing our market position through a balanced approach that includes organic growth and selective strategic investments. By effectively managing pricing and costs, we are driving margin expansion and profitability. Our success is rooted in a three-phase self-help transformation plan that continues to guide our progress over the coming years.

Differentiated Growth. We are investing in our sales force to expand customer touchpoints, enhancing the overall customer experience through digital innovations and anticipating improved output from our new commercial HVAC factory in Mexico. Additionally, we are focused on improving the fulfillment rate of HVAC equipment and driving higher attachment rates for parts and accessories, delivering a seamless and comprehensive solution that enhances customer satisfaction.

Resilient Profit Margins. We are committed to sustaining resilient margins through pricing excellence, enhanced productivity from higher volumes, material cost reductions, and a favorable mix influenced by regulatory transitions. Together, these initiatives fortify our financial foundation and long-term competitiveness.

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

Strategic Sourcing

We partner with various suppliers to procure the raw materials and components used in the manufacturing of our products. We utilize a central strategic sourcing group that consolidates purchases of certain materials, components and indirect items across business segments to maximize our purchasing strength. The goal of the strategic sourcing group is to develop global strategies for a given component group that focuses on developing long-term relationships that provide significant value to our businesses. Our strategic sourcing group is focused on selecting partners that offer a competitive total cost, industry leading quality, and consistent on time delivery. Compressors, motors and controls constitute our most significant component purchases, while steel, aluminum and copper account for the bulk of our raw material purchases. We own a minority equity interest in a joint venture that manufactures compressors for our residential and commercial heating and cooling and refrigeration businesses to help provide the necessary supply to meet customer needs.

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

HVAC markets are driven by seasonal weather patterns. HVAC products and services are sold year round, but the volume and mix of product sales and services change significantly by season. The industry generally ships roughly twice as many units during June as it does in December. Overall, cooling equipment represents a substantial portion of the annual HVAC market. Between the heating season (roughly November through February) and cooling season (roughly May through August) are periods commonly referred to as “shoulder seasons” when the distribution channel transitions its buying patterns from one season to the next. These seasonal fluctuations in mix and volume drive our sales and related segment profit, resulting in somewhat higher sales in the second and third quarters due to the higher volume in the cooling season relative to the heating season.

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

Home Comfort Solutions
•Heating & Cooling Products - Carrier Global Corporation (Carrier, Bryant, Payne, Tempstar, Comfortmaker, Heil, Arcoaire, KeepRite, Day & Night); Trane Technologies plc (Trane, American Standard, Ameristar, Oxbox, RunTru); Paloma Industries, Inc. (Rheem, Ruud, Weather King, Friedrich, Nortek); Johnson Controls, Inc. (York, Luxaire, Coleman, Champion); Daikin Industries, Ltd. (Daikin, Goodman, Amana, GMC); and Melrose Industries PLC (Maytag, Westinghouse, Frigidaire, Tappan, Philco, Kelvinator, Gibson, Broan, NuTone).

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

Management strives to maintain the right number of employees with the necessary skills to match the expected demand for the products and services we deliver. As of December 31, 2024, we employed approximately 14,200 people. Of these employees, approximately 5,200 were salaried and 9,000 were hourly. The number of hourly workers varies in order to match our labor needs during periods of fluctuating demand.

Approximately 4,500 of our employees, including international locations, are represented by unions. We believe we have good relationships with our employees and with the unions representing them. On November 1, 2021, our Marshalltown, Iowa-based union ratified a five-year labor agreement. We currently do not anticipate any material adverse consequences resulting from negotiations to renew other collective bargaining agreements.

The Compensation & Human Resources Committee of the Board of Directors is tasked with reviewing LII’s human capital management strategy and talent initiatives. The committee also reports to the full Board on these key employee matters.

To succeed in an ever-changing and competitive labor market, we have identified priorities we believe are critical to our success in attracting, motivating, developing, and retaining employees. These include, among other things: (1) providing competitive compensation and benefit programs, (2) providing career development programs, (3) promoting health and safety, and (4) championing an inclusive work environment. Information on our sustainability commitment is available on our website. The information on our website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

Inclusion and Belonging. We are committed to an inclusive work environment built on a foundation of respect and value for people of different backgrounds, experiences, and perspectives. Our commitment to inclusion and belonging enables all employees to be creative, feel challenged, and thrive, which ultimately allows us to leverage the unique strengths of our employees to deliver innovative products and solutions for our customers.

Our senior leaders, together with our human resources team, are devoted to promoting the above priorities to remain an employer of choice. We regularly conduct anonymous surveys to seek feedback from our employees on a variety of subjects, including safety, communications, inclusion and belonging, management support to succeed within our company, and career growth.

Despite these efforts, we have experienced, and could continue to experience, higher employee turnover, particularly in our manufacturing and distribution locations. As a result, we have made and continue to make strong efforts to recruit qualified talent to the organization.

Environmental Regulation

Our operations are subject to evolving and often increasingly stringent international, federal, state and local laws and regulations concerning the environment.  Environmental laws and regulations affect or could affect our operations. We believe we are in substantial compliance with such existing environmental laws and regulations.
Energy Efficiency. The U.S. Department of Energy has numerous active energy conservation rulemakings that impact residential and commercial heating, air conditioning and refrigeration equipment.  We are actively involved in U.S. Department of Energy activities related to energy efficiency.  In 2023, we successfully updated our lines of HVAC equipment to comply with the latest energy conservation standards from the U.S. Department of Energy. We are prepared to have compliant products in place in advance of the effective dates of all such regulations enacted by the U.S. Department of Energy.
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

 In 2020, in response to a global agreement to reduce greenhouse gasses, the bipartisan American Innovation and Manufacturing Act gave the U.S. Environmental Protection Agency (“EPA”) authority to regulate HFCs and begin the phase down of refrigerants with a higher global warming potential (“GWP”). Transition to refrigerants with a GWP of 700 or less for most commercial and residential HVAC products was effective January 1, 2025.
Remediation Activity. In addition to affecting our ongoing operations, applicable environmental laws and regulations can impose obligations to remediate hazardous substances at our properties, at properties formerly owned or operated by us and at facilities to which we have sent or send waste for treatment or disposal. We are aware of contamination at some of our facilities; however, based on facts presently known, we do not believe that any future remediation costs at such facilities will be material to our results of operations. For more information, see Note 5 in the Notes to our Consolidated Financial Statements.

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

The Securities and Exchange Commission maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Lennox, that file electronically with the Securities and Exchange Commission.

Information about our Executive Officers

Our executive officers, their present positions and their ages are as follows as of February 2, 2025:

Name	Age	Position
Alok Maskara	53	Chief Executive Officer
Michael Quenzer	47	Executive Vice President, Chief Financial Officer
Gary S. Bedard	60	Executive Vice President & President, Home Comfort Solutions
Prakash Bedapudi	58	Executive Vice President, Chief Technology Officer
Monica M. Brown	52	Executive Vice President, Chief Legal Officer, and Secretary
Chris A. Kosel	57	Vice President, Chief Accounting Officer, and Controller
Joe Nassab	57	Executive Vice President & President, Building Climate Solutions
Daniel M. Sessa	60	Executive Vice President, Chief Human Resources Officer
John D. Torres	66	Executive Vice President

Alok Maskara joined Lennox International Inc. as Chief Executive Officer on May 9, 2022. Most recently he served for five years as CEO of Luxfer Holdings PLC, an international industrial company focused on advanced materials. Mr. Maskara also served for nearly a decade as president of several global business units at Pentair PLC, a leading provider of water treatment and sustainable applications. Previously, he held various leadership positions at General Electric Corporation and McKinsey & Company. Mr. Maskara also serves on the board of Franklin Electric (Nasdaq: FELE) a company focused on global water and fluid solutions. Mr. Maskara graduated with a bachelor of technology degree in chemical engineering from the Indian Institute of Technology in 1992 and a master’s degree in chemical engineering from the University of New Mexico in 1994. In 2000, he earned an MBA from the Kellogg School of Management at Northwestern University.

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

Gary S. Bedard was appointed Executive Vice President & President of LII’s Home Comfort Solutions business segment in January 2023. Most recently, he served as Executive Vice President & President of LII's Worldwide Refrigeration business, a position he held since October 2017. Prior to that, Mr. Bedard served as Vice President and General Manager, LII Residential Heating & Cooling for 10 years. He has also held the positions of Vice President, Residential Sales, Vice President, Residential Product Management, Director of Brand and Product Management, and District Manager for Lennox Industries’ New York District. Before joining LII in 1998, Mr. Bedard spent eight years at York International in product management and sales leadership roles for commercial applied and unitary systems as well as residential systems. Mr. Bedard has a bachelor’s degree in engineering management from the United States Military Academy at West Point. Mr. Bedard serves on the Board of Directors of the AHRI, the trade association for the HVACR and water heating equipment industries. In January 2025, Lennox announced Mr. Bedard’s decision to retire from Lennox.

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

Monica M. Brown was appointed Executive Vice President, Chief Legal Officer, and Secretary effective January 1, 2025. Previously, she served as LII’s Vice President, Deputy General Counsel, and Assistant Secretary. During her tenure at Lennox, she has been responsible for a broad range of legal functions, including securities, corporate governance, real estate, and the refrigeration and residential businesses. Prior to starting at Lennox in 2012, she practiced commercial litigation at Jones Day, a multinational law firm, for almost 13 years. She received her bachelor’s degree in mathematics from Howard University and has a juris doctor from the University of Texas.

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

John D. Torres served as Chief Legal Officer and Secretary through December 31, 2024, and plans to retire from LII effective February 28, 2025. He was appointed Executive Vice President, Chief Legal Officer, and Secretary in December 2008. He previously served as Senior Vice President, General Counsel, and Secretary for Freescale Semiconductor, a semiconductor manufacturer that was originally part of Motorola. He joined Motorola’s legal department as Senior Counsel in 1996 and was appointed Vice President, General Counsel of the company’s semiconductor business in 2001. Prior to joining Motorola, Mr. Torres served 13 years in private practice in Phoenix, specializing in commercial law. He holds a bachelor of arts from Notre Dame and a juris doctor from the University of Chicago.

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

Business and Operational Risks

We May Not be Able to Compete Favorably in the Competitive HVACR Business.

Substantially all of the markets in which we operate are competitive. The most significant competitive factors we face are product availability, product reliability, energy efficiency, product performance, service, and price, with the relative importance of these factors varying among our product lines. Other factors that affect competition in the HVACR market include the development and application of new technologies, reputation of our company and brands, global supply chain constraints, and new product introductions. We may not be able to adapt to market changes as quickly or effectively as our current and future competitors. Also, the establishment of manufacturing operations in low-cost countries could provide cost advantages to existing and emerging competitors. Some of our competitors may have greater financial resources than we have, allowing them to invest in more extensive research and development and/or marketing activity and making them better able to withstand adverse HVACR market conditions. Current and future competitive pressures may cause us to reduce our prices or lose market share, or could negatively affect our cash flow, all of which could have a material adverse effect on our results of operations. Negative media reports about us or our businesses, whether accurate or inaccurate, could damage our reputation and relationships with our customers and suppliers, cause customers and suppliers to terminate their relationship with us, or impair our ability to effectively compete, which could adversely affect our business, financial condition, results of operations and cash flows.

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

Our Ability to Meet Customer Demand and Maintain Profitability may be Limited by Our Single-Location Production Facilities, Reliance on Certain Key Suppliers, and Unanticipated Significant Shifts in Customer Demand.

We manufacture many of our products at single-location production facilities. In certain instances, we heavily rely on suppliers who also may concentrate production in single locations or source unique, necessary products from only one supplier. As a result, any significant interruptions in production at one or more of our facilities or at a facility of one of our key suppliers, any failure to maintain favorable relationships with our suppliers, or any termination of a key supplier relationship, could negatively impact our profitability and ability to deliver our products to our customers.

Further, even with all of our facilities running at full production, we could potentially be unable to fully meet demand during an unanticipated period of exceptionally high demand. This inability to fully meet demand would be exacerbated if a single-location production facility is disrupted due to a climate-related disaster, pandemic, geopolitical political instability, or war, among other things. Our inability to meet our customers’ demand for our products could have a material adverse effect on our business, financial condition, and results of operations. Conversely, reduced demand for our products and services could unfavorably impact our absorption of fixed costs. Any of these results could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Third parties may also claim that we are infringing upon their intellectual property rights. If we do not license infringed intellectual property or if we are required to substitute similar technology from another source, our operations could be adversely affected. Even if we believe that intellectual property claims are without merit, they can be time consuming, require significant resources and be costly to defend. Claims of intellectual property infringement also might require us to redesign affected products, pay costly damage awards, or face injunctions prohibiting us from manufacturing, importing, marketing, or selling certain of our products. Even if we have agreements to indemnify us, indemnifying parties may be unable or unwilling to do so.

Our Operations Can Be Adversely Affected By Our Ability to Attract, Motivate, Develop, and Retain Our Employees, Labor Shortages and Work Stoppages, Turnover, Labor Cost Increases and Other Labor Relations Problems.

We are committed to attracting, motivating, developing, and retaining our employees to remain an employer of choice. Despite our efforts, we have experienced, and could continue to experience, employee turnover, particularly in our manufacturing and distribution locations. A number of factors may adversely affect the labor force available or increase labor costs, including high employment levels and related competition. In addition, as of December 31, 2024, approximately 32% of our core workforce locations were unionized. Our Marshalltown, Iowa-based union ratified a five-year labor agreement on

November 1, 2021; however, the results of future negotiations with unions are uncertain. If we are unsuccessful in meeting these challenges, our results of operations could be materially impacted.

Artificial Intelligence Technologies Could Present Business, Compliance, and Reputational Risks.

Recent technological advances in artificial intelligence (“AI”) and machine-learning technology both present opportunities and pose risks to us. If we fail to keep pace with rapidly evolving technological developments in AI, our competitive position and business results may suffer. We face risk of competitive disadvantage if our competitors more effectively use AI to better serve customers, drive internal efficiencies, and/or create new or enhanced products or services. The introduction of these technologies, particularly generative AI, into internal processes, customer engagements, and/or new and existing product offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. In addition, our personnel could, unbeknownst to us, improperly utilize AI and machine learning-technology while carrying out their responsibilities. The use of AI in the development of our products and services could also cause loss of intellectual property, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. The use of artificial intelligence can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and business and expose us to risks related to inaccuracies or errors in the output of such technologies.

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

Cooler than Normal Summers and Warmer than Normal Winters May Depress Our Sales.

Demand for our products and services is seasonal and strongly affected by the weather. Cooler than normal summers depress our sales of replacement air conditioning and refrigeration products and services. Similarly, warmer than normal winters have the same effect on our heating products and services. Extreme weather events, conditions, and water scarcity, as a result of climate change or other factors, may exacerbate fluctuations in typical weather patterns, creating financial risks to our business.

Price Volatility for Commodities and Components We Purchase or Significant Supply Interruptions Could Have an Adverse Effect on Our Cash Flow or Results of Operations.

We depend on raw materials, such as steel, copper and aluminum, and components purchased from third parties to manufacture our products. Some of these third-party suppliers are located outside of the United States. We generally concentrate purchases for a given raw material or component with a small number of suppliers. If a supplier is unable or unwilling to meet our supply requirements, including suffering any disruptions at its facilities or in its supply chain, we could experience supply interruptions or cost increases, either of which could have an adverse effect on our results of operations. For example, disruptions have occurred due to supplier capacity constraints, labor shortages, port congestion, logistical problems, the COVID-19 pandemic, and other issues. Some of these disruptions have resulted in supply chain constraints affecting our business including our ability to timely produce and ship our products.

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

Additionally, the effects of extreme weather events and natural disasters, long-term changes in temperature levels, water availability, increased cost for decarbonizing process heating, supply costs impacted by increasing energy costs, or energy costs impacted by carbon prices or offsets, as a result of climate change or other factors, may exacerbate supply chain constraints and disruption. Resulting supply chain constraints have required, and may continue to require, in certain instances, alternative delivery arrangements and increased costs and could have a material adverse effect on our business and operations.

In addition, we use derivatives to hedge price risk associated with forecasted purchases of certain raw materials. Our hedged prices could result in paying higher or lower prices for commodities as compared to the market prices for those commodities when purchased.

We May Incur Substantial Costs as a Result of Product Liability, Warranty Claims, or Recalls.

The development, manufacture, sale, and use of our products involve warranty and product liability claims and other liabilities and risks for the installation, use, and service of our products. Our product liability insurance coverage may not be sufficient to cover claims or damage awards or we may not be able to obtain such insurance on acceptable terms in the future, if at all, or obtain insurance that will provide adequate coverage against potential claims. Product liability claims can be expensive to defend, regardless of the ultimate outcome. A significant unsuccessful product liability defense could have a material adverse effect on our financial condition and results of operations.

In addition, for some of our HVACR products, we provide warranty terms ranging from one to 20 years to customers for certain components such as compressors or heat exchangers. Warranty claims are not covered by our product liability insurance and certain product liability claims may also not be covered by our product liability insurance. For certain limited products, we provided lifetime warranties. Warranties of such extended lengths pose a risk to us as actual future costs may exceed our current estimates of those costs. Warranty expense is recorded on the date that revenue is recognized and requires significant assumptions about what costs will be incurred in the future. We may be required to record material adjustments to accruals and expense in the future if actual costs for these warranties are different from our assumptions. Our product warranty liability was $158.4 million as of December 31, 2024.

We maintain strict quality controls and procedures. However, we cannot be certain that these controls and procedures will reveal defects in our products or their component parts or raw materials, which may not become apparent until after the products have been placed in use in the market. Accordingly, there is a risk that products will have defects that could require a product recall or field corrective action, either voluntarily or at the direction of a governmental authority. Product recalls and field corrective actions can be expensive to implement and may damage our reputation, customer relationships and market share.

Further, our business depends on the strong brand reputations we have developed. If a reputation is damaged due to actual, potential, or perceived product and service quality issues, we may face difficulty maintaining our market share and pricing with respect to some of our products, which could reduce our sales and profitability.

Legal, Tax, and Regulatory Risks

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

There continues to be a lack of consistent climate legislation and regulations, which creates economic and regulatory uncertainty. Such regulatory uncertainty could adversely impact the demand for energy efficient buildings and could increase costs of compliance. Additionally, the extensive and frequently changing legislation and regulations could impose increased liability for remediation costs and civil or criminal penalties in cases of non-compliance. Because these laws are subject to change, we are unable to predict the future costs resulting from environmental compliance. Likewise, a failure to comply with any current or future sustainability-related reporting requirements, as established by U.S. and international regulators, may result in loss of business, regulatory penalties, litigation, and/or reputational damage. Further, we may face adverse reputational risks due to our products and manufacturing operations consuming energy or using refrigerants and hydroflurocarbons.

Stakeholders are increasingly scrutinizing environmental, social and governance (“ESG”) practices, and stakeholders’ expectations regarding ESG practices are diverse and rapidly changing. If we are unable to satisfy the increasing ESG-related expectations of certain stakeholders, particularly as it relates to climate change, we may suffer reputational harm, which may cause our stock price to decrease or cause certain investors and financial institutions not to purchase our securities or provide us with capital or credit on favorable terms, which may cause our cost of capital to increase. In addition, our reputation and customer relationships may be damaged as a result of practices that could be associated with ESG, including as it relates to climate-related disclosures. A failure or perceived failure by us in this regard may damage our reputation and adversely affect our results of operations and financial position.

Changes in Tax Laws and Interpretations Could Adversely Impact our Effective Tax Rates and Financial Results.

We are subject to income taxes in the United States as well as certain foreign jurisdictions. Tax laws and regulations are continuously evolving with corporate tax reform, base-erosion efforts, global minimum tax, and increased transparency continuing to be high priorities in many tax jurisdictions in which we operate. We continue to monitor new tax legislation or other developments since significant changes in tax legislation, or in the interpretation of existing legislation, could materially and adversely affect our financial condition and results of operations.

Certain countries in which we have operations have implemented, or are in the process of implementing, legislation or practices inspired by the base erosion and profit shifting project undertaken by the Organization for Economic Co-operation and Development (“OECD”). In December 2021, the OECD issued its guidance on the Global Anti-Base Erosion (“GloBE”) rules with the purpose of ensuring multinational companies pay a minimum level tax on the income generated in each of the jurisdictions where they operate (“Pillar Two”). In December 2022, the European Council attained a consensus on Pillar Two to implement a global minimum corporate tax rate of 15%, and many European Union and G20 countries have specified their plan to adhere to the OECD guidelines starting in 2024. Our effective tax rate for 2024 incorporates our estimated Pillar Two tax liability. We are continuing to evaluate the potential impact on future periods of the Pillar Two framework, pending legislative adoption by individual countries, as such changes could result in an increase in our effective tax rate.

Further, the increased scrutiny of international tax arrangements and continuous changes to countries’ tax legislation may also affect the policies and decisions of tax authorities with respect to certain income tax and transfer pricing positions taken by the Company in prior or future periods. We are regularly subject to audits by tax authorities, and such audits could result in changes in our tax reserves for our historic or future tax positions and transfer pricing policies, which could significantly adversely impact our effective tax rates and financial results.

For more information, see Note 12 in the Notes to our Consolidated Financial Statements.

Changes in U.S. Trade Policy, Including the Imposition of Tariffs and the Resulting Consequences, Could Have an Adverse Effect on Our Results of Operations.

The U.S. government has made changes in U.S. trade policy over the past several years. These changes include renegotiating and terminating certain existing bilateral or multi-lateral trade agreements, such as the U.S.-Mexico-Canada Agreement, and initiating tariffs on certain foreign goods from a variety of countries and regions. In addition, the new presidential administration has articulated that it may impose substantial new or increased tariffs on foreign imports into the U.S., particularly from Canada and Mexico. These changes in U.S. trade policy have historically resulted in, and may continue to result in, one or more foreign governments adopting responsive trade policies that make it more difficult or costly for us to do business in or import or export our products or components from those countries. The sales, gross margins, and profitability for each of our segments could be directly impacted by changes in tariffs and trade agreements.

We cannot predict the extent to which the U.S. or other countries will impose new or additional quotas, duties, tariffs, taxes or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The continuing adoption or expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, results of operations, and financial condition.

Our Reputation, Ability to Do Business, and Results of Operations Could be Impaired By Improper Conduct By Any of Our Employees, Agents, or Business Partners.

We are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies (including those related to tariffs and trade barriers, investments, taxation, exchange controls, employment regulations, anti-corruption, anti-bribery, export and import compliance, anti-trust and money laundering). In particular, the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced government corruption to some degree. We cannot provide assurance our internal controls will always protect us from, or identify any, improper conduct of our employees, agents and business partners. Any such violation of law or improper actions could subject us to civil or criminal investigations in the U.S. and other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties and related shareholder lawsuits, could lead to increased costs of compliance, and could damage our reputation, our business and results of operations.

We are Subject to Claims, Lawsuits, and Other Litigation That Could Have an Adverse Effect on Our Results of Operations.

In addition to product liability and warranty claims as described above, we are involved in various claims and lawsuits incidental to our business, including those involving intellectual property infringement, labor relations, alleged exposure to asbestos-containing materials, and environmental matters, some of which claim significant damages. Estimates related to our claims and lawsuits, including estimates for asbestos-related claims and related insurance recoveries, involve numerous uncertainties. Given the inherent uncertainty of litigation and estimates, we cannot be certain that existing claims or litigation or any future adverse legal developments will not have a material adverse impact on our financial condition.

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

Conflicts, wars, natural disasters (the nature and severity of which may be impacted by climate change), public health crises, or terrorist acts may cause significant damage or disruption to our operations, employees, facilities, systems, suppliers, supply chain, distributors, resellers, or customers in the United States and internationally for extended periods of time and could also affect demand for our products. The extent to which any extraordinary event impacts us depends on numerous factors and future developments that we are not able to predict, including the duration and scope of the event; governmental, business, and individuals’ actions in response to the event; our ability to maintain sufficient qualified personnel; global supply chain disruptions caused by the event; and the impact on economic activity, including financial market instability.

Our International Operations Subject Us to Risks Related to Foreign Currencies Fluctuations and Other Risks.

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

In addition to the currency exchange risks inherent in operating in foreign countries, our international sales and operations are also sensitive to changes in foreign national priorities, including government budgets, as well as to geopolitical and economic instability. Net sales outside of the United States comprised approximately 6% of our total net sales in 2024. International transactions may involve increased financial and legal risks due to differing legal systems and customs in foreign countries. The ability to manage these risks could be difficult and may limit our operations and make the manufacture and sale of our products internationally more difficult, which could negatively affect our business and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We manage cybersecurity risk through three core teams: cybersecurity engineering, data privacy, and a security operation center. These teams are responsible for overseeing data safety during new system and infrastructure deployments, maintaining appropriate cybersecurity controls, and monitoring, documenting and investigating any anomalies affecting employees, suppliers, and customers. Our IT security controls are designed to align with the NIST (National Institute of Standards and Technology) standards and are tested on an ongoing basis. These controls and procedures include processes that oversee and identify cybersecurity risks associated with third-party service providers that we engage, as described below. For instance, we conduct risk and compliance assessments of third-party service providers that request access to our information assets. To support our internal risk management structure, we use third-party specialists to monitor for emerging threats, conduct vulnerability scans and analysis including simulated hacker attacks, and audit our cybersecurity framework. We also maintain an information security risk insurance policy in the event of a security breach. Our internal audit function also performs independent testing on aspects of the operations of our cybersecurity program and the supporting controls based upon its risk-based internal audit plan and reports the results of these audits in its periodic reports to the Audit Committee.

Leadership receives training on how to respond to ransomware events and participates in breach simulations at least once a year. Additionally, employees throughout the organization support LII’s risk management efforts by participating in mandatory cybersecurity training at least once a year, ongoing awareness campaigns, and quarterly simulated phishing attempts.
To our knowledge, LII’s business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats within the last three years, including as a result of previously identified cybersecurity incidents. However, we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Item 1A, “Risk Factors.”

Governance

Our Chief Technology Officer is ultimately responsible for overseeing all cybersecurity management, including the three core teams mentioned above, and reports to the Board of Directors twice a year on our cybersecurity tactical responses and strategic roadmap. The entire Board of Directors reviews significant cybersecurity risks and works with the Audit Committee to address enterprise risk management processes and policies.

At the management level, our Data Protection & Cybersecurity Steering Committee (“DPCSC”) meets on a quarterly basis. The DPCSC includes representatives from communications, ethics and compliance, human resources, information technology, corporate audit, legal, risk, privacy, and sourcing. This committee is responsible for overseeing LII’s data protection and cybersecurity policies and procedures. These cybersecurity policies and procedures include an IT security and privacy incident response plan to notify the appropriate parties, including our Chief Technology Officer, our Disclosure Committee, and our Board of Directors, in a timely manner.

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

Item 2. Properties

The following chart lists our principal domestic and international manufacturing, distribution and office facilities as of December 31, 2024 and indicates the business segment that uses such facilities, the approximate size of such facilities and whether such facilities are owned or leased. Also included in the chart are large warehouses that hold significant inventory balances.

Location	Segment	Type or Use of Facility	Approx. Sq. Ft. (In thousands)	Owned/Leased
Saltillo, Mexico	Home Comfort Solutions	Manufacturing & Distribution	1,081	Owned
Marshalltown, IA	Home Comfort Solutions	Manufacturing & Distribution	1,000	Owned & Leased
Orangeburg, SC	Home Comfort Solutions	Manufacturing & Distribution	900	Owned & Leased
Grenada, MS	Home Comfort Solutions	Manufacturing & Distribution	395	Owned & Leased
Romeoville, IL	Home Comfort Solutions	Distribution & Office	697	Leased
Glendale, AZ	Home Comfort Solutions	Distribution	342	Leased
McDonough, GA	Home Comfort Solutions	Distribution	254	Leased
Grove City, OH	Home Comfort Solutions	Distribution	279	Leased
Concord, NC	Home Comfort Solutions	Distribution	248	Leased
Pittston, PA	Home Comfort Solutions	Distribution	144	Leased
Harahan, LA	Home Comfort Solutions	Distribution & Office	83	Leased
North Kansas City, MO	Home Comfort Solutions	Distribution & Office	59	Leased
West Columbia, SC	Home Comfort Solutions	Research & Development	63	Owned
DFW Airport, TX	Home Comfort Solutions & Building Climate Solutions	Distribution	580	Leased
Eastvale, CA	Home Comfort Solutions & Building Climate Solutions	Distribution	377	Leased
Brampton, Canada	Home Comfort Solutions & Building Climate Solutions	Distribution	251	Leased
Houston, TX	Home Comfort Solutions & Building Climate Solutions	Distribution	204	Leased
Orlando, FL	Home Comfort Solutions & Building Climate Solutions	Distribution	173	Leased
Middletown, PA	Home Comfort Solutions & Building Climate Solutions	Distribution	166	Leased
Lenexa, KS	Home Comfort Solutions & Building Climate Solutions	Distribution	147	Leased
East Fife, WA	Home Comfort Solutions & Building Climate Solutions	Distribution	112	Leased
Calgary, Canada	Home Comfort Solutions & Building Climate Solutions	Distribution	145	Leased
Saltillo, Mexico	Building Climate Solutions	Manufacturing & Distribution	820	Owned
Stuttgart, AR	Building Climate Solutions	Manufacturing	750	Owned
Stone Mountain, GA	Building Climate Solutions	Manufacturing & Business Unit Headquarters	139	Owned
Tifton, GA	Building Climate Solutions	Manufacturing & Distribution	825	Owned & Leased
Jessup, PA	Building Climate Solutions	Distribution	130	Leased
Indianapolis, IN	Building Climate Solutions	Distribution	69	Leased
Medley, FL	Building Climate Solutions	Distribution	70	Leased
Norcross, GA	Building Climate Solutions	Distribution & Office	95	Leased
Tallassee, AL	Building Climate Solutions	Distribution & Office	81	Leased
Richardson, TX	Corporate and Other	Corporate Headquarters	375	Owned
Carrollton, TX	Corporate and Other	Research & Development	323	Owned & Leased
Chennai, India	Corporate and Other	Research & Development & Office	265	Leased

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

Holders of Common Stock

As of the close of business on February 4, 2025, approximately 488 holders of record held our common stock.

Comparison of Total Stockholder Return

The following graph compares the cumulative total returns of LII’s common stock with the cumulative total returns of the Standard & Poor’s Midcap 400 Index, a broad index of mid-size U.S. companies, Standard & Poor’s 500 Index of which the Company is a part beginning in 2024, a broad index of large U.S. companies, and with a peer group of U.S. industrial manufacturing and service companies in the HVACR businesses. The graph assumes that $100 was invested on December 31, 2019, with dividends reinvested. Our peer group includes AAON, Inc., Carrier Global Corp., Johnson Controls International plc, Trane Technologies plc, and Watsco, Inc.

This performance graph and other information furnished under this Comparison of Total Stockholder Return section shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Our Purchases of Company Equity Securities
Since the inception of the Company’s share repurchase program in 2008, our Board of Directors has authorized a total of $4 billion to repurchase shares of our common stock (collectively referred to as the “Share Repurchase Plans”), including an incremental $1.0 billion share repurchase authorization in July 2021. The Share Repurchase Plans authorize open market repurchase transactions and do not have a stated expiration date. As of December 31, 2024, $492 million is available to repurchase shares under the Share Repurchase Plans.

In the fourth quarter of 2024, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans (in millions) (1)
October 1 through October 31	24,000	$602.59	24,000	$518.0
November 1 through November 30	20,000	$631.85	20,000	$505.4
December 1 through December 31	21,000	$645.42	21,000	$491.8
	65,000		65,000

(1) Since the inception of the Company’s share repurchase program in 2008, the Board has authorized share repurchases in an amount not to exceed $4.0 billion (the "Share Repurchase Plans"). The Share Repurchase Plans do not have an expiration date. See Note 6 in the Notes to the Consolidated Financial Statement for further details.

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
•artificial intelligence technologies;
•a decline in new construction activity and related demand for our products and services;
•the impact of weather on our business;
•the impact of higher raw material prices and significant supply interruptions;
•product liability, warranty claims, or recalls;
•changes in environmental and climate-related legislation or government regulations or policies;
•changes in tax legislation;
•the impact of new or increased trade tariffs;
•improper conduct by any of our employees, agents, or business partners;
•litigation risks;
•general economic conditions in the United States and abroad;
•extraordinary events beyond our control, such as conflicts, wars, natural disasters, public health crises, or terrorist acts;
•risks associated with our international operations;
•cyber attacks and other disruptions or misuse of information systems; and
•our ability to successfully realize, complete and integrate acquisitions.

Business Overview

We operate in two reportable business segments of the HVACR industry, Home Comfort Solutions and Building Climate Solutions. In addition to the two major business segments, Corporate and Other is also reported as a segment. For more detailed information regarding our reportable segments, see Note 3 in the Notes to the Consolidated Financial Statements.

In fourth quarter 2023, we completed the sale of our European businesses. The European businesses were presented with the Corporate and Other business segment until their divestiture.

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

Financial Highlights

•Net sales increased $359 million, or 7%, to $5,341 million in 2024 from $4,982 million in 2023.
•Operating income in 2024 was $1,035 million compared to $790 million in 2023.
•Net income in 2024 increased to $807 million from $590 million in 2023.
•Diluted earnings per share was $22.54 per share in 2024 compared to $16.54 per share in 2023.
•We generated $946 million of cash flow from operating activities in 2024 compared to $736 million in 2023.
•We returned $160 million to shareholders through dividend payments in 2024.

Overview of Results

The Home Comfort Solutions segment experienced an 11% increase in net sales and a $150 million increase in segment profit in 2024 compared to 2023 primarily driven by favorable price and mix and higher sales volumes. Our Building Climate Solutions segment saw an increase in net sales of 17% and a $56 million increase in segment profit in 2024 compared to 2023, primarily due to favorable price and mix. As a result of the transition to low GWP refrigerants, customers pre-purchased R-410A equipment, which is estimated to have positively impacted revenue by $125 million.

Results of Operations

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in millions):

	For the Years Ended December 31,
	2024		2023		2022
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net sales	$5,341.3	100.0%	$4,981.9	100.0%	$4,718.4	100.0%
Cost of goods sold	3,569.4	66.8%	3,434.1	68.9%	3,433.7	72.8%
Gross profit	1,771.9	33.2%	1,547.8	31.1%	1,284.7	27.2%
Selling, general and administrative expenses	730.6	13.7%	705.5	14.2%	627.2	13.3%
Losses (gains) and other expenses, net	12.9	0.2%	8.5	0.2%	4.9	0.1%
Restructuring charges	—	—%	3.1	0.1%	1.5	—%
Impairment on assets held for sale	—	—%	63.2	1.3%	—	—%
Loss (gain) on sale of businesses	1.5	—%	(14.1)	(0.3)%	—	—%
Income from equity method investments	(7.9)	(0.1)%	(8.5)	(0.2)%	(5.1)	(0.1)%
Operating income	$1,034.8	19.4%	$790.1	15.9%	$656.2	13.9%
Net income	$806.9	15.1%	$590.1	11.8%	$497.1	10.5%

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023 - Consolidated Results

Net Sales

Net sales increased 7% in 2024 compared to 2023 as higher sales volumes of 8%, favorable price and mix of 3% and an increase of sales volumes of 1% from our AES acquisition were partially offset by a 5% reduction in sales due to the fourth quarter 2023 sale of our European businesses.

Gross Profit

Gross profit margins for 2024 increased 210 basis points (“bps”) to 33.2% compared to 31.1% in 2023. Gross profit margin increased 250 bps from higher price and favorable mix, which was partially offset by 40 bps from higher freight and distribution costs.

Selling, General and Administrative Expenses

SG&A expenses increased by $25 million in 2024 compared to 2023. As a percentage of net sales, SG&A expenses decreased 50 bps from 14.2% to 13.7% in the same periods, primarily due to higher employee-related costs including increased incentive compensation, which was partially offset by a $62 million reduction in SG&A expenses from our 2023 divestiture of our European businesses.
Losses (Gains) and Other Expenses, Net

Losses (gains) and other expenses, net for 2024 and 2023 included the following (in millions):

	For the Years Ended December 31,
	2024	2023
Realized losses on settled future contracts	$—	$0.1
Foreign currency exchange losses (gains)	7.7	(4.3)
Gain on disposal of fixed assets	(2.1)	(0.5)
Other operating (income) loss	0.5	(1.6)
Net change in unrealized losses (gains) on unsettled futures contracts	—	(0.1)
Environmental liabilities and special litigation charges	6.8	15.6
Other items, net	—	(0.7)
Losses and other expenses, net (pre-tax)	$12.9	$8.5

The net change in unrealized (gains) losses on unsettled futures contracts was due to changes in commodity prices relative to the unsettled futures contract prices. For more information on our derivatives, see Note 9 in the Notes to the Consolidated Financial Statements. Foreign currency exchange losses increased in 2024 primarily due to changes in foreign exchange rates in our primary markets. Environmental liabilities and special legal contingency charges in 2024 relate to estimated remediation costs at some of our facilities and outstanding legal settlements including asbestos. Refer to Note 5 in the Notes to the Consolidated Financial Statements for more information on litigation, including asbestos-related litigation, and environmental liabilities.

Restructuring Charges

There were no restructuring charges in 2024 compared to $3.1 million in 2023. Charges in 2023 were related to the reorganization or removal of duplicative headcount and infrastructure. For more information on our restructuring activities, see Note 7 in the Notes to the Consolidated Financial Statements.

Goodwill

We performed a qualitative impairment analysis and noted no indicators of goodwill impairment for the year ended December 31, 2024. Refer to Note 9 in the Notes to the Consolidated Financial Statements for more information on goodwill. In 2023, we recorded a $2.3 million impairment of goodwill related to our agreement to sell our European commercial HVAC and refrigeration businesses.

Asset Impairments

We did not have any impairments of assets in 2024. In the third quarter of 2023, we recorded a $22.6 million impairment of property, plant and equipment related to our agreement to sell our European commercial HVAC and refrigeration businesses.

Income from Equity Method Investments

Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments was $8 million in 2024 consistent with 2023.

Interest Expense, net

Net interest expense of $39 million in 2024 decreased from $52 million in 2023 primarily due to decreased borrowings on our revolving credit facility as a result of increased cash flow.

Income Taxes

The income tax provision was $187 million in 2024 compared to $147 million in 2023, and the effective tax rate was 18.8% in 2024 compared to 20.0% in 2023. The 2024 and 2023 effective tax rates differ from the statutory rate of 21% primarily due to lower foreign tax rates. Refer to Note 12 in the Notes to the Consolidated Financial Statements for more information on income taxes.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023 - Results by Segment

Home Comfort Solutions

The following table presents our Home Comfort Solutions segment’s net sales and profit for 2024 and 2023 (dollars in millions):

	For the Years Ended December 31,
	2024	2023	Difference	% Change
Net sales	$3,577.1	$3,222.9	$354.2	11%
Profit	$759.7	$610.2	$149.5	25%
% of net sales	21.2%	18.9%
Net sales increased 11% in 2024 compared to 2023 due to a 7% increase in volume and a 4% increase in price and mix.

Segment profit in 2024 increased $150 million compared to 2023 primarily due to $122 million from higher price and favorable mix, $90 million from higher sales volumes and $10 million from factory productivity and favorable product costs, including LIFO. Partially offsetting these increases were $37 million from higher SG&A costs, $20 million from higher freight and distribution costs, $9 million from unfavorable foreign currency, and $6 million from miscellaneous other items.

Building Climate Solutions

The following table presents our Building Climate Solutions segment’s net sales and profit for 2024 and 2023 (dollars in millions):

	For the Years Ended December 31,
	2024	2023	Difference	% Change
Net sales	$1,764.2	$1,511.4	$252.8	17%
Profit	$396.9	$340.8	$56.1	16%
% of net sales	22.5%	22.5%

Net sales increased 17% in 2024 compared to 2023 primarily due to a 9% increase in sales volumes, a 3% increase in higher price and favorable mix, and a 5% increase in sales volumes from our AES acquisition.

Segment profit in 2024 increased $56 million compared to 2023 primarily due to $44 million from higher sales volumes, $39 million from price and mix benefit, and $15 million from our AES acquisition. Partially offsetting these increases were $33 million in expenses from higher factory inefficiencies, which includes costs related to the ramp up of our new facility in Mexico, and slightly higher product costs, which includes LIFO, and $9 million of inflationary wage impacts.

Corporate and Other

The following table presents our Corporate and Other segment’s net sales and loss for 2024 and 2023 (dollars in millions):

	For the Years Ended December 31,
	2024	2023	Difference	% Change
Net sales	$—	$247.6	$(247.6)	(100)%
Loss	$(120.3)	$(93.9)	$(26.4)	28%

Net sales decreased $248 million and segment loss increased $26 million in 2024 as compared to 2023. Our European businesses, which were sold in 2023, generated net sales of $248 million and a profit of $7 million in 2023. Excluding our European business, Corporate and Other costs increased $19 million in 2024 as compared to 2023 primarily due to higher incentive compensation and other employee costs and wage inflation.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022 - Consolidated Results

Net Sales

Net sales increased 6% in 2023 compared to 2022 as favorable mix of 5% and favorable price of 5% were partially offset by unfavorable sales volume of 4%.
Gross Profit

Gross profit margins for 2023 increased 390 bps to 31.1% compared to 27.2% in 2022. Gross profit margin increased 340 bps from favorable price, 100 bps from favorable mix, 90 bps from lower commodity costs and 10 bps from miscellaneous other items. Partially offsetting these margin increases were 70 bps from higher distribution costs, 50 bps from higher other product costs including LIFO and 30 bps from higher component costs.

Selling, General and Administrative Expenses

SG&A expenses increased by $78 million in 2023 compared to 2022. As a percentage of net sales, SG&A expenses increased 90 bps from 13.3% to 14.2% in the same periods primarily due to higher discretionary expenditures.

Losses (Gains) and Other Expenses, Net

Losses (gains) and other expenses, net for 2023 and 2022 included the following (in millions):

	For the Years Ended December 31,
	2023	2022
Realized losses (gains) on settled futures contracts	$0.1	$0.1
Foreign currency exchange gains	(4.3)	(1.3)
Gain on disposal of fixed assets	(0.5)	(1.0)
Other operating income	(1.6)	(1.0)
Net change in unrealized losses on unsettled futures contracts	(0.1)	0.4
Environmental liabilities and special litigation charges	15.6	7.5
Charges incurred related to COVID-19 pandemic	—	0.8
Other items, net	(0.7)	(0.6)
Losses (gains) and other expenses, net	$8.5	$4.9

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

Segment loss was unchanged in 2023 compared to 2022 as unfavorable SG&A costs of $7 million and unfavorable foreign currency of $4 million were offset by $11 million of higher segment profit from our European businesses primarily due to favorable price.

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

Statement of Cash Flows

The following table summarizes our cash flow activity for the years ended December 31, 2024, 2023 and 2022 (in millions):

	2024	2023	2022
Net cash provided by operating activities	$945.7	$736.2	$302.3
Net cash used in investing activities	$(174.4)	$(319.7)	$(103.0)
Net cash used in financing activities	$(418.6)	$(406.2)	$(174.1)

Net Cash Provided By Operating Activities - Net cash provided by operating activities activities increased $210 million to $946 million in 2024 compared to $736 million in 2023. The increase was primarily attributable to an increase in net income of $217 million.

Net Cash Used In Investing Activities - Net cash used in investing activities decreased $145 million from 2023 to 2024 primarily due to lower capital expenditures and $95 million related to our acquisition of AES in the fourth quarter of 2023. Capital expenditures were $164 million, $250 million and $101 million in 2024, 2023 and 2022, respectively. Capital expenditures in 2024 and 2023 were primarily related to the expansion of our manufacturing capacity including investments in our commercial HVAC factory in Mexico, equipment, and investments in systems and software to support the overall enterprise.

Net Cash Used In Financing Activities - Net cash used in financing activities was $419 million in 2024 and $406 million in 2023. The increase was primarily due to share repurchases in 2024, offset by decreased net debt repayments. We repurchased $54 million as part of our Share Repurchase Plans, as compared to no repurchases in 2023. We also returned $160 million to shareholders through dividend payments in 2024.

Debt Position

The following table details our lines of credit and financing arrangements as of December 31, 2024 (in millions):

Outstanding Borrowings

Commercial paper:	$—

Current maturities of long-term debt:
Finance lease obligations	$14.9
Senior unsecured notes	300.0
Debt issuance costs	(0.4)
Total current maturities of long-term debt	$314.5
Long-term debt:
Finance lease obligations	$39.5
Credit agreement (1)	—
Senior unsecured notes	800.0
Debt issuance costs	(6.4)
Total long-term debt	$833.1
Total debt	$1,147.6

(1) The total capacity on the facility is $1.1 billion. The amount available for future borrowings on our Credit Agreement (as defined below) is $1,098 million after being reduced by $2 million in outstanding standby letters of credit as of December 31, 2024.

Commercial Paper Program

On October 25, 2023, we established a commercial paper program (the “Program”), as a replacement to our Asset Securitization Program which expired in November 2023, pursuant to which we may issue short-term, unsecured commercial paper notes (the “CP Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act. Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the CP Notes outstanding under the Program at any time not to exceed $500.0 million. The CP Notes will have maturities of up to 397 days from the date of issue. The CP Notes will rank pari passu with all of our other unsecured and unsubordinated indebtedness. The net proceeds of the issuances of the CP Notes are expected to be used for general corporate purposes. We plan to use our revolving credit facility as a liquidity backstop for the repayment of CP Notes outstanding under the Program. There were no CP Notes outstanding under the Program as of December 31, 2024.

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

Our Credit Agreement consists of a $1.1 billion unsecured revolving credit facility that matures in July 2026. We had no outstanding borrowings as well as $1.7 million committed to standby letters of credit as of December 31, 2024. Subject to covenant limitations, $1,098.3 million was available for future borrowings. The revolving credit facility includes a subfacility for swingline loans of up to $65.0 million. The Credit Agreement will expire and outstanding loans will be required to be repaid in July 2026, unless maturity is extended by the lenders pursuant to two one-year extension options that we may request under the Credit Agreement.

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

All the Notes are guaranteed, on a senior unsecured basis, by certain of our subsidiaries that guarantee indebtedness under our Credit Agreement. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the subsidiary guarantors to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of December 31, 2024, we believe we were in compliance with all covenant requirements.

Financial Leverage

We periodically review our capital structure, including our primary bank facility, to ensure the appropriate levels of liquidity and leverage and to take advantage of favorable interest rate environments or other market conditions. We consider various other financing alternatives and may, from time to time, access the capital markets.

We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our Share Repurchase Plans. Our book value of debt-to-total-capital ratio decreased to 57% at December 31, 2024 compared to 82% at December 31, 2023.

As of December 31, 2024, our senior credit ratings were Baa2 with a positive outlook, and BBB with a stable outlook, by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Rating Group (“S&P”), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody’s and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $415 million, future cash generated from operations and available future borrowings are sufficient to fund our operations, planned capital expenditures, future contractual obligations, share repurchases, anticipated dividends and other needs in the foreseeable future. Included in our cash and cash equivalents as of December 31, 2024 was $14 million of cash held in foreign locations, although that amount can fluctuate significantly depending on the timing of cash receipts and payments. Our cash and cash equivalents held in foreign locations is generally available for use in our U.S. operations and could be subject to foreign withholding taxes and U.S. state taxes.

No contributions are required to be made to our U.S. defined benefit plans in 2025. No contributions were made to our pension plans in 2024.

Dividend payments were $160 million in 2024 compared to $153 million in 2023. On May 20, 2024, our Board of Directors approved a 4.5% increase in our quarterly dividend on common stock from $1.10 to $1.15 per share effective with the July 2024 dividend payment.

Delaware law limits the ability to pay dividends to surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, stock repurchases can only be made out of surplus and only if our capital would not be impaired.

We expect capital expenditures of approximately $150 million in 2025 for general capital improvement projects.

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

The following combined Parent and Guarantor Subsidiaries financial information is presented as of December 31, 2024 and December 31, 2023 and for the year ended December 31, 2024 (in millions):

	December 31, 2024	December 31, 2023
Current assets	$1,713.9	$1,291.0
Non-current assets	6,995.0	5,737.1
Current liabilities	1,084.9	843.3
Non-current liabilities	1,266.8	1,477.3
Amounts due to non-guarantor subsidiaries	(536.8)	(472.3)

	For the Years Ended December 31,
	2024	2023
Net Sales	$5,265.6	$4,626.8
Gross Profit	1,363.8	1,157.8
Net Income	1,792.5	1,331.1

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

Where available, the fair values were based upon quoted prices in active markets. However, if quoted prices were not available, then the fair values were based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities without observable market activity, if any, the fair values were based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. Valuation adjustments to reflect either party’s creditworthiness and ability to pay were incorporated into our valuations, where appropriate, as of December 31, 2024 and 2023, the measurement dates. See Note 16 of the Notes to the Consolidated Financial Statements for more information on the assets and liabilities measured at fair value.

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

Notional amount (pounds of aluminum and copper)	105.9
Carrying amount and fair value of net asset	$(0.4)
Change in fair value from 10% change in forward prices	$10.6

Refer to Note 9 of the Notes to the Consolidated Financial Statements for additional information regarding our commodity futures contracts.

Interest Rate Risk

Our results of operations can be affected by changes in interest rates due to variable rates of interest on our debt facilities, cash, cash equivalents and short-term investments. A 10% adverse movement in the levels of interest rates across the entire yield curve would have resulted in an increase to pre-tax interest expense of approximately $0.9 million, $2.3 million and $1.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

From time to time, we may use an interest rate swap hedging strategy to eliminate the variability of cash flows in a portion of our interest payments. This strategy, when employed, allows us to fix a portion of our interest payments when interest rates are low. As of December 31, 2024 and 2023, no interest rate swaps were in effect.

Foreign Currency Exchange Rate Risk

Our results of operations are affected by changes in foreign currency exchange rates. Net sales and expenses in foreign currencies are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. Our primary exposure to foreign currencies are the Canadian dollar, Mexican Peso, and the Euro. During 2024, 2023 and 2022, net sales from outside the U.S. represented 6.0%, 11.3% and 11.4%, respectively, of our total net sales. For the years ended December 31, 2024, 2023, and 2022, foreign currency transaction gains and losses did not have a material impact to our results of operations. A 10% change in foreign exchange rates would have had an estimated $2.6 million, $5.6 million and $3.5 million impact to net income for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management concluded that as of December 31, 2024, the Company’s internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements, has issued an audit report including an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024, a copy of which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Lennox International Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Lennox International Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and Schedule II – Valuation and Qualifying Accounts and Reserves (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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
Evaluation of the product warranty liability
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company provides a product warranty for certain of its products with the warranty period generally ranging from 1 to 20 years. The product warranty liability is estimated by product category based on the estimated future costs to repair or replace the products under warranty. The Company’s product warranty liability was $158.4 million as of December 31, 2024.
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
February 11, 2025

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares and par values)

	As of December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$415.1	$60.7
Short-term investments	7.2	8.4
Accounts and notes receivable, net of allowances of $17.8 and $14.4 in 2024 and 2023, respectively	661.1	594.6
Inventories, net	704.8	699.1
Other assets	96.0	70.7
Total current assets	1,884.2	1,433.5
Property, plant and equipment, net of accumulated depreciation of $956.8 and $910.8 in 2024 and 2023, respectively	800.1	720.4
Right-of-use assets from operating leases	327.2	213.6
Goodwill	220.0	222.1
Deferred income taxes	75.1	51.8
Other assets, net	165.2	156.9
Total assets	$3,471.8	$2,798.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Commercial paper	$—	$150.0
Current maturities of long-term debt	314.5	12.1
Current operating lease liabilities	73.4	57.5
Accounts payable	490.0	374.7
Accrued expenses	435.4	416.1
Income taxes payable	—	4.2
Total current liabilities	1,313.3	1,014.6
Long-term debt	833.1	1,143.1
Long-term operating lease liabilities	267.6	164.6
Pensions	18.9	22.5
Other liabilities	188.7	168.2
Total liabilities	2,621.6	2,513.0
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,213.3	1,184.6
Retained earnings	4,150.8	3,506.2
Accumulated other comprehensive loss	(93.7)	(56.9)
Treasury stock, at cost, 51,573,986 shares and 51,588,103 shares for 2024 and 2023, respectively	(4,421.1)	(4,349.5)
Total stockholders' equity	850.2	285.3
Total liabilities and stockholders' equity	$3,471.8	$2,798.3

The accompanying notes are an integral part of these Consolidated Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	For the Years Ended December 31,
	2024	2023	2022
Net sales	$5,341.3	$4,981.9	$4,718.4
Cost of goods sold	3,569.4	3,434.1	3,433.7
Gross profit	1,771.9	1,547.8	1,284.7
Operating expenses:
Selling, general and administrative expenses	730.6	705.5	627.2
Losses and other expenses, net	12.9	8.5	4.9
Restructuring charges	—	3.1	1.5
Impairment on assets held for sale	—	63.2	—
Loss (gain) on sale from previous dispositions	1.5	(14.1)	—
Income from equity method investments	(7.9)	(8.5)	(5.1)
Operating income	1,034.8	790.1	656.2
Pension settlements	0.4	0.8	(0.2)
Interest expense, net	38.7	51.7	38.7
Other expense, net	1.9	0.1	1.9
Income before income taxes	993.8	737.5	615.8
Provision for income taxes	186.9	147.4	118.7
Net income	$806.9	$590.1	$497.1

Earnings per share – Basic:	$22.67	$16.61	$13.92

Earnings per share – Diluted:	$22.54	$16.54	$13.88

Weighted Average Number of Shares Outstanding - Basic	35.6	35.5	35.7
Weighted Average Number of Shares Outstanding - Diluted	35.8	35.7	35.8

The accompanying notes are an integral part of these Consolidated Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	For the Years Ended December 31,
	2024	2023	2022
Net income	$806.9	$590.1	$497.1
Other comprehensive income (loss):
Foreign currency translation adjustments	(35.6)	11.9	(10.2)
Reclassification of foreign currency translation upon sale of businesses	—	15.8	—
Net change in pension and post-retirement benefit liabilities	(2.9)	(1.5)	20.4
Reclassification of pension and post-retirement benefit losses into earnings	1.4	5.5	5.4
Reclassification of pension adjustments upon sale of businesses	—	(1.8)	—
Pension settlements	0.4	0.8	(0.2)
Share of equity method investments other comprehensive income	(0.2)	1.1	0.7
Net change in fair value of cash flow hedges	(0.2)	3.2	(9.9)
Reclassification of cash flow hedge losses (gains) into earnings	0.9	0.4	(9.7)
Other comprehensive (loss) income, before tax	$(36.2)	$35.4	$(3.5)
Tax (expense) benefit	(0.6)	(1.7)	1.0
Other comprehensive (loss) income, net of tax	(36.8)	33.7	(2.5)
Comprehensive income	$770.1	$623.8	$494.6

The accompanying notes are an integral part of these Consolidated Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2024, 2023 and 2022
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders’ Equity (Deficit)
					Shares	Amount
Balance as of December 31, 2021	$0.9	$1,133.7	$2,719.3	$(88.1)	$50.5	$(4,034.8)	$(269.0)
Net income	—	—	497.1	—	—	—	497.1
Dividends, $4.10 per share	—	—	(145.8)	—	—	—	(145.8)
Foreign currency translation adjustments	—	—	—	(10.2)	—	—	(10.2)
Pension and post-retirement liability changes	—	—	—	22.6	—	—	22.6
Share of equity method investments other comprehensive income	—	—	—	0.7	—	—	0.7
Stock-based compensation expense	—	21.8	—	—	—	—	21.8
Change in cash flow hedges	—	—	—	(15.6)	—	—	(15.6)
Treasury shares reissued for common stock	—	(0.3)	—	—	(0.1)	3.9	3.6
Treasury stock purchases	—	—	—	—	1.3	(308.3)	(308.3)
Balance as of December 31, 2022	0.9	1,155.2	3,070.6	(90.6)	51.7	(4,339.2)	(203.1)
Net income	—	—	590.1	—	—	—	590.1
Dividends, $4.36 per share	—	—	(154.5)	—	—	—	(154.5)
Foreign currency translation adjustments	—	—	—	27.7	—	—	27.7
Pension and post-retirement liability changes	—	—	—	2.0	—	—	2.0
Share of equity method investments other comprehensive income	—	—	—	1.1	—	—	1.1
Stock-based compensation expense	—	30.1	—	—	—	—	30.1
Change in cash flow hedges	—	—	—	2.9	—	—	2.9
Treasury shares reissued for common stock	—	(0.7)	—	—	(0.2)	4.6	3.9
Treasury stock purchases	—	—	—	—	0.1	(14.9)	(14.9)
Balance as of December 31, 2023	0.9	1,184.6	3,506.2	(56.9)	51.6	(4,349.5)	285.3
Net income	—	—	806.9	—	—	—	806.9
Dividends, $4.55 per share	—	—	(162.3)	—	—	—	(162.3)
Foreign currency translation adjustments	—	—	—	(35.6)	—	—	(35.6)
Pension and post-retirement liability changes	—	—	—	(1.5)	—	—	(1.5)
Share of equity method investments other comprehensive income	—	—	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	28.5	—	—	—	—	28.5
Change in cash flow hedges	—	—	—	0.5	—	—	0.5
Treasury shares reissued for common stock	—	0.2	—	—	(0.1)	4.2	4.4
Treasury stock purchases	—	—	—	—	0.1	(75.8)	(75.8)
Balance as of December 31, 2024	$0.9	$1,213.3	$4,150.8	$(93.7)	$51.6	$(4,421.1)	$850.2
The accompanying notes are an integral part of these Consolidated Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2024, 2023 and 2022
(In millions)

	2024	2023	2022
Cash flows from operating activities:
Net income	$806.9	$590.1	$497.1
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale from previous dispositions	1.5	(14.1)	—
Impairment on net assets held for sale	—	63.2	—
Income from equity method investments	(7.9)	(8.5)	(5.1)
Dividends from affiliates	3.0	0.5	1.7
Restructuring charges, net of cash paid	—	2.6	1.0
Provision for credit losses	8.0	9.8	6.9
Unrealized (gains) losses, net on derivative contracts	(2.3)	6.0	1.7
Stock-based compensation expense	28.5	30.1	21.8
Depreciation and amortization	95.1	86.0	77.9
Deferred income taxes	(24.5)	(26.0)	(15.2)
Pension expense	4.2	3.2	6.0
Pension contributions	(9.3)	(15.0)	(22.5)
Other items, net	—	(0.5)	(1.1)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(80.4)	(32.7)	(112.4)
Inventories	(10.1)	11.1	(249.3)
Other current assets	(8.3)	7.1	(7.3)
Accounts payable	115.0	(29.2)	28.2
Accrued expenses	30.4	65.0	13.7
Income taxes payable and receivable, net	(21.9)	(24.1)	56.4
Leases, net	5.5	3.1	1.7
Other, net	12.3	8.5	1.1
Net cash provided by operating activities	945.7	736.2	302.3
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	2.5	2.1	1.6
Purchases of property, plant and equipment	(163.6)	(250.2)	(101.1)
Acquisitions, net of cash	1.8	(94.9)	—
Net (disbursements) proceeds from previous disposition	(7.7)	23.2	—
(Purchases of) proceeds from investments and other	(7.4)	0.1	(3.5)
Net cash used in investing activities	(174.4)	(319.7)	(103.0)
Cash flows from financing activities:
Commercial paper borrowings	424.1	150.0	—
Commercial paper payments	(574.1)	—	—
Borrowings from debt arrangements	156.7	1,911.0	2,944.5
Payments on debt arrangements	(194.3)	(2,797.4)	(2,671.9)
Issuance of senior unsecured notes	—	500.0	—
Payments of deferred financing costs	—	(5.4)	—
Proceeds from employee stock purchases	4.5	3.9	3.6
Repurchases of common stock	(53.6)	—	(300.0)
Repurchases of common stock to satisfy employee withholding tax obligations	(21.6)	(14.9)	(8.3)
Cash dividends paid	(160.3)	(153.4)	(142.0)
Net cash used in financing activities	(418.6)	(406.2)	(174.1)
Increase in cash and cash equivalents	352.7	10.3	25.2
Effect of exchange rates on cash and cash equivalents	1.7	(2.2)	(3.6)
Cash and cash equivalents, beginning of year	60.7	52.6	31.0
Cash and cash equivalents, end of year	$415.1	$60.7	$52.6

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$45.2	$50.2	$35.4
Income taxes paid (net of refunds)	$231.9	$197.8	$77.2
The accompanying notes are an integral part of these Consolidated Financial Statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Operations:

Lennox International Inc., a Delaware corporation, through its subsidiaries (referred to herein as “we,” “our,” “us,” “Lennox,” “LII,” or the “Company”), is a global leader in energy-efficient climate-control solutions. We design, manufacture and market a broad range of products for the heating, ventilation, air conditioning and refrigeration (“HVACR”) markets. We have leveraged our expertise to become an industry leader known for innovation, quality and reliability. Our products and services are sold through multiple distribution channels under various names. We operate in two reportable business segments: Home Comfort Solutions and Building Climate Solutions. See Note 3 for financial information regarding our reportable segments.

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

Inventories

Inventory costs include material, labor, and capitalized overhead. Inventories of $494.3 million and $438.9 million as of December 31, 2024 and 2023, respectively, were valued at the lower of cost or net realizable value using the last-in, first-out (“LIFO”) cost method. The remainder of inventory is valued at the lower of cost or net realizable value with cost determined primarily using either the first-in, first-out (“FIFO”) or average cost methods.

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

Self-Insurance

Self-insurance expense and liabilities were actuarially determined based primarily on our historical claims information, industry factors, and trends. The self-insurance liabilities as of December 31, 2024 represent our best estimate of the future payments to be made on reported and unreported losses for 2024 and prior years. The amounts and timing of payments for claims reserved may vary depending on various factors, including the development and ultimate settlement of reported and unreported claims. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liabilities may change. See Note 5 for additional information on our self-insured risks and liabilities.

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

Revenue Recognition

Our revenue recognition practices for the sale of goods depend upon the shipping terms for each transaction. Shipping terms are primarily FOB Shipping Point and, therefore, revenue is recognized for these transactions when products are shipped to customers and title and control passes. Certain customers in our smaller operations, primarily outside of North America, have shipping terms where control does not transfer until the product is delivered to the customer. For these transactions, revenue is recognized on the date that the product is received and accepted by such customers. We experience returns for miscellaneous reasons and record a reserve for these returns at the time we recognize revenue based on historical experience. Our historical rates of return are insignificant as a percentage of sales. We also recognize revenue net of sales taxes. We have elected to recognize the revenue and cost for freight and shipping when control over the sale of goods passes to our customers. See Note 8 for more information on our revenue recognition practices.

Cost of Goods Sold

The principal elements of cost of goods sold are components, raw materials, factory overhead, labor, estimated costs of warranty expense, and freight and distribution costs.

Selling, General and Administrative Expenses

SG&A expenses include payroll and benefit costs, advertising, commissions, research and development, information technology costs, and other SG&A related costs such as insurance, travel, non-production depreciation, and rent.

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

Changes in Accounting Standards Effective for Future Reporting Periods

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updates income tax disclosure requirements, primarily through enhanced disclosures regarding income rate reconciliation and income taxes paid. This is effective for fiscal years beginning after December 15, 2024. ASU 2023-09 requires that on an annual basis, entities disclose specific categories in the rate reconciliation and additional information for reconciling items that meet a certain quantitative threshold. The amendment also requires enhanced disclosures around taxes paid and income tax expense by federal, state and foreign jurisdictions. We will adopt ASU 2023-09 in the fourth quarter of 2025.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), which will require public entities to disclose additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently evaluating the impact of this standard on our financial statements.

Recently Adopted Accounting Pronouncements

In March 2023, the FASB issued ASU No. 2023-02, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures using the Proportional Amortization Method. ASU 2023-02 replaces the guidance related to accounting for investments in tax credit structures to allow the use of the proportional amortization method. The amendment permits reporting entities to elect to account for their equity investments in tax credit structures using the proportional amortization method if certain conditions are met. This amendment requires entities to make disclosures about all investments in a tax credit program for which they have elected to account for using the proportional amortization method, including those investments in an elected tax credit program that do not meet the conditions to apply the proportional amortization method. ASU 2023-02 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of ASU 2023-02 did not have a material impact on our financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We adopted the standard in the current period. See Note 3 for more information.

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

Prior to January 1, 2023, we operated in three reportable business segments. In November 2022, we announced the decision to explore strategic alternatives for our European commercial HVAC and refrigeration businesses. We continue to invest in our Heatcraft Worldwide Refrigeration business which is included in the Building Climate Solutions segment. The consolidation of our Heatcraft business within the Building Climate Solutions segment provides the opportunity to leverage synergies and create long-term growth opportunities by integrating entities with similar products, end consumers and financial performance metrics under the same management. The change in segment reporting better aligns with how the businesses are managed and evaluated given the change in portfolio.

In the fourth quarter of 2023, we successfully completed the divestiture of our European operations, which until that time, were presented with the Corporate and Other segment.

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

The chief operating decision maker uses segment profit or loss from operations before interest and income taxes, excluding certain items, to allocate resources (including employees, financial, or capital resources) for each segment predominantly in the annual budget and forecasting process. The chief operating decision maker considers budget-to-actual variances in segment profit or loss and its individual components on a monthly basis when evaluating segment performance and making decisions about allocating resources to the segments.

The Company’s chief operating decision maker is Alok Maskara, Chief Executive Officer.

Key financial information for each segment is shown below (in millions):

	Home Comfort Solutions	Business Climate Solutions	Corporate and Other (1)	Total
For the Year Ended December 31, 2024
Net Sales(2)	$3,577.1	$1,764.2	$—	$5,341.3
Cost of Goods Sold	2,426.2	1,142.5	0.7	3,569.4
Selling, general and administrative	393.8	229.9	107.0	730.6
Other (income) expense(3)	(2.5)	(5.2)	12.7	5.0
Segment profit (loss)(4)	$759.7	$396.9	$(120.3)	$1,036.3

For the Year Ended December 31, 2023
Net Sales(2)	$3,222.9	$1,511.4	$247.6	$4,981.9
Cost of Goods Sold	2,277.3	977.9	178.9	3,434.1
Selling, general and administrative	350.2	197.5	157.8	705.5
Other (income) expense(3)	(14.8)	(4.8)	4.8	(14.8)
Segment profit (loss)(4)	$610.2	$340.8	$(93.9)	$857.1

For the Year Ended December 31, 2022
Net Sales(2)	$3,198.3	$1,286.4	$233.7	$4,718.4
Cost of Goods Sold	2,302.2	948.5	183.0	3,433.7
Selling, general and administrative	303.3	179.7	144.2	627.2
Other (income) expense(3)	(4.1)	(4.7)	0.5	(8.3)
Segment profit (loss)(4)	$596.9	$162.9	$(94.0)	$665.8

(1) The Corporate and Other segment included our European portfolio. In the fourth quarter of 2023, we completed the divestiture of our European operations.

(2) On a consolidated basis, no revenue from transactions with a single customer were 10% or greater of our consolidated net sales for any of the periods presented.

(3) Other (income) expense is primarily comprised of (income) loss from equity method investments and other (gains) loss, net.

(4) We define segment profit (loss) as a segment's operating income (loss) included in the accompanying Consolidated Statements of Operations, excluding:
•The following items in Losses and other expenses, net:
◦Net change in unrealized losses (gains) on unsettled futures contracts,
◦Environmental liabilities and special litigation charges, and
◦Other items, net
•Restructuring charges;
•Impairment on assets held for sale; and
•Loss (gain) on sale from previous dispositions.

The reconciliations of segment profit to Operating income and Net income before income taxes are presented below (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Total segment profit	$1,036.3	$857.1	$665.8
Reconciliation to Operating income:
Loss (gain) on sale from previous dispositions	1.5	(14.1)	—
Impairment of net assets held for sale	—	63.2	—
Items in Losses and other expenses, net that are excluded from segment profit (loss) (1)	—	14.8	8.1
Restructuring charges	—	3.1	1.5
Operating income	1,034.8	790.1	656.2
Reconciliation to income before income taxes:
Pension settlements	0.4	0.8	(0.2)
Interest expense, net	38.7	51.7	38.7
Other expense, net	1.9	0.1	1.9
Income before income taxes	$993.8	$737.5	$615.8

(1) We define segment profit (loss) as a segment's operating income (loss) included in the accompanying Consolidated Statements of Operations, excluding:
•The following items in Losses and other expenses, net:
◦Net change in unrealized losses (gains) on unsettled futures contracts,
◦Environmental liabilities and special litigation charges, and;
◦Other items, net
•Restructuring charges;
•Special product quality adjustments;
•Impairment on assets held for sale; and
•Loss (gain) on sale of businesses.

Total assets by segment are shown below (in millions):

	As of December 31,
	2024	2023	2022
Total Assets:
Home Comfort Solutions	$1,626.0	$1,449.4	$1,456.4
Building Climate Solutions	1,052.6	989.2	730.3
Corporate and Other	793.2	359.7	380.9
Total assets	$3,471.8	$2,798.3	$2,567.6

The assets in the Corporate and Other segment primarily consist of cash, property, plant and equipment and short-term investments and deferred tax assets as well as the assets in the European portfolio which was disposed of in the fourth quarter of 2023. Assets recorded in the operating segments represent those assets directly associated with those segments.

Total capital expenditures by segment are shown below (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Capital Expenditures:
Home Comfort Solutions	$78.1	$59.1	$42.4
Building Climate Solutions	57.8	119.6	29.7
Corporate and Other	27.7	71.5	29.0
Total capital expenditures	$163.6	$250.2	$101.1

Depreciation and amortization expenses by segment are shown below (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Depreciation and Amortization:
Home Comfort Solutions	$39.0	$35.3	$31.5
Building Climate Solutions	25.6	19.4	17.9
Corporate and Other	30.5	31.3	28.5
Total depreciation and amortization	$95.1	$86.0	$77.9

The income from equity method investments is shown below (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Income from Equity Method Investments:
Home Comfort Solutions	$4.4	$5.5	$0.9
Building Climate Solutions	3.5	3.0	4.2
Total income from equity method investments	$7.9	$8.5	$5.1

Geographic Information

Property, plant and equipment, net for each major geographic area in which we operate, based on the domicile of our operations, are shown below (in millions):

	As of December 31,
	2024	2023	2022
Property, Plant and Equipment, net:
United States	$537.3	$487.1	$408.8
Mexico	254.0	228.7	110.9
Canada	2.9	2.2	2.1
Other international	5.9	2.4	27.1
Total Property, plant and equipment, net	$800.1	$720.4	$548.9

4. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share were as follows (in millions, except per share data):

	For the Years Ended December 31,
	2024	2023	2022
Net income	$806.9	$590.1	$497.1

Weighted-average shares outstanding – basic	35.6	35.5	35.7
Add: Potential effect of diluted securities attributable to stock-based payments	0.2	0.2	0.1
Weighted-average shares outstanding – diluted	$35.8	$35.7	$35.8

Earnings per share - Basic:
Net income	$22.67	$16.61	$13.92

Earnings per share - Diluted:
Net income	$22.54	$16.54	$13.88

5. Commitments and Contingencies:

Leases
We lease certain real and personal property under non-cancelable leases. Approximately 81% of our right-of-use assets and lease liabilities relate to our leases of real estate with the remaining amounts relating to our leases of IT equipment, fleet vehicles and manufacturing and distribution equipment.

The components of lease expense were as follows (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$15.4	$14.5	$13.2
Interest on lease liabilities	2.7	1.7	0.7
Operating lease cost	83.3	74.1	67.7
Short-term lease cost	5.0	5.3	5.0
Variable lease cost	27.6	26.8	24.5
Total lease cost	$134.0	$122.4	$111.1

Other information
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from operating leases	$76.6	$70.5	$66.0
Financing cash flows from finance leases	$17.3	$15.8	$13.6
Right-of-use assets obtained in exchange for new finance lease liabilities	$26.1	$21.3	$14.4
Right-of-use assets obtained in exchange for new operating lease liabilities	$177.1	$56.4	$98.8

	As of December 31,
	2024	2023
Finance lease right-of-use assets(1)	$48.1	$38.4
Operating lease right-of-use assets	$327.2	$213.6
Finance lease liability, current(2)	$14.9	$12.1
Finance lease liability, non-current(3)	$39.5	$32.7
Operating lease liability, current	$73.4	$57.5
Operating lease liability, non-current	$267.6	$164.6
Weighted-average remaining lease term – finance leases	3.3 years	3.4 years
Weighted-average remaining lease term – operating leases	5.5 years	5.0 years
Weighted-average discount rate – finance leases	4.73%	4.30%
Weighted-average discount rate – operating leases	4.67%	4.14%
(1) Recorded in Property, plant and equipment in Consolidated Balance Sheet
(2) Recorded in Current maturities of long-term debt in Consolidated Balance Sheet
(3) Recorded in Long-term debt in Consolidated Balance Sheet

Future annual minimum lease payments and finance lease commitments as of December 31, 2024 were as follows (in millions).

	Operating Leases	Finance Leases
2025	$82.4	$16.5
2026	75.6	12.8
2027	56.2	8.7
2028	46.4	17.1
2029	36.2	1.8
Thereafter	93.1	1.6
Total minimum lease payments	$389.9	$58.5
Less imputed interest	(48.9)	(4.1)
Present value of minimum payments	$341.0	$54.4

As of December 31, 2024, the Company has an additional operating lease commitment of $28.7 million for a distribution facility that has not yet commenced and is not included in the amounts in the table above.

On March 1, 2019, we entered into an agreement with a financial institution to renew the lease of our corporate headquarters in Richardson, Texas for a term of five years through March 1, 2024. The property consists of an office building of approximately 192,000 square feet, land and related improvements. In December 2023, we purchased the property for $41.2 million.

Environmental

Environmental laws and regulations in the locations we operate can potentially impose obligations to remediate hazardous substances at our properties, properties formerly owned or operated by us, and facilities to which we have sent or send waste for treatment or disposal. We are aware of contamination at some facilities; however, we do not believe that any future remediation related to those facilities will be material to our results of operations. Total environmental accruals are included in Accrued expenses and Other liabilities on the accompanying Consolidated Balance Sheets. Future environmental costs are estimates and may be subject to change due to changes in environmental remediation regulations, technology or site-specific requirements.

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

Total product warranty liabilities are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2024	2023
Accrued expenses	$49.1	$45.4
Other liabilities	109.4	97.4
Total product warranty liabilities	$158.4	$142.8

The changes in product warranty liabilities related to continuing operations for the years ended December 31, 2024 and 2023 were as follows (in millions):

Total warranty liability as of December 31, 2022	$142.7
Payments made in 2023	(40.1)
Changes resulting from issuance of new warranties	53.9
Changes in estimates associated with pre-existing liabilities	(13.9)
Changes in foreign currency translation rates and other	0.2
Total warranty liability as of December 31, 2023	$142.8
Payments made in 2024	(41.2)
Changes resulting from issuance of new warranties	59.0
Changes in estimates associated with pre-existing liabilities	(1.4)
Changes in foreign currency translation rates and other	(0.8)
Total warranty liability as of December 31, 2024	$158.4

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

Total self-insurance liabilities were included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2024	2023
Accrued expenses	$4.6	$3.8
Other liabilities	15.6	15.1
Total self-insurance liabilities	$20.2	$18.9

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

6. Stock Repurchases:

Our Board of Directors have authorized a total of $4 billion to repurchase shares of our common stock (collectively referred to as the “Share Repurchase Plans”), including a $1.0 billion share repurchase authorization in July 2021. The Share Repurchase Plans allow us to repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. The Share Repurchase Plans do not require the repurchase of a specific number of shares and may be terminated at any time. As of December 31, 2024, $492 million of shares are available for repurchase under the Share Repurchase Plans.

We repurchased 0.1 million shares at an aggregate cost, inclusive of fees, of $54.2 million in 2024 and 1.3 million shares for $300.0 million in 2022. No shares were repurchased in 2023. The shares repurchased are held as treasury shares.

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

We recorded restructuring charges of $3.1 million in 2023 to reorganize or remove duplicative headcount and infrastructure, and $1.5 million in 2022 from activities initiated in prior years including the economic impact of COVID-19. There were no restructuring charges in 2024.

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

	For the Year Ended December 31, 2024
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Corporate and Other	Consolidated
United States	$3,346.0	$1,675.8	$—	$5,021.8
Canada	231.1	88.4	—	319.5
International		—	—	—
Total	$3,577.1	$1,764.2	$—	$5,341.3

	For the Year Ended December 31, 2023
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Corporate and Other	Consolidated
United States	$3,001.3	$1,415.6	$—	$4,416.9
Canada	221.6	95.8	—	317.4
International	—	—	247.6	247.6
Total	$3,222.9	$1,511.4	$247.6	$4,981.9

	For the Year Ended December 31, 2022
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Corporate and Other	Consolidated
United States	$2,957.1	$1,223.4	$—	$4,180.5
Canada	241.2	62.4	—	303.6
International	—	0.6	233.7	234.3
Total	$3,198.3	$1,286.4	$233.7	$4,718.4

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

Home Comfort Solutions - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox stores or to independent distributors. For the years ended December 31, 2024, 2023 and 2022, direct sales represented 74%, 75% and 70% of revenues, respectively, and sales to independent distributors represented the remainder. Given the nature of our business, customer product orders are fulfilled at a point in time and not over a period of time.

Building Climate Solutions - In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. These products are distributed primarily through commercial contractors and directly to national account customers in the planned replacement, emergency replacement and new construction markets. We manufacture and market equipment for the commercial refrigeration markets under the Heatcraft Worldwide Refrigeration name. Our products are used in the food retail, food service, cold storage as well as non-food refrigeration markets. We sell these products to distributors, installing contractors, engineering design firms, original equipment manufacturers and end-users. Lennox National Account Services provides installation, service and preventive maintenance for HVAC national account customers in the United States and Canada. AES manufactures curb, curb adapters, drop box diffusers and also offers HVAC recycling and salvage services, as well as focusing on multi-family HVAC replacement for expired mechanical assets. Revenue related to service contracts is recognized as the services are performed under the contract based on the relative fair value of the services provided. For the years ended December 31, 2024, 2023 and 2022, equipment sales represented 80%, 86% and 82% of revenues, respectively, and the remainder of our revenue was generated from our service business.

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

Net contract assets (liabilities) consisted of the following:

	December 31, 2024	December 31, 2023
Contract assets	$1.2	$2.2
Contract liabilities - current	(5.0)	(4.7)
Contract liabilities - noncurrent	(8.4)	(7.5)
Total	$(12.2)	$(10.0)

For the years ended December 31, 2024, 2023, and 2022 we recognized revenue of $7.4 million, $7.7 million and $10.1 million related to our contract liabilities at January 1, 2024, 2023 and 2022, respectively. Impairment losses recognized in our receivables and contract assets were de minimis in 2024, 2023 and 2022.

9. Other Financial Statement Details:

Inventories
The components of inventories are as follows (in millions):

	As of December 31,
	2024	2023
Finished goods	$422.6	$509.4
Work in process	11.0	9.6
Raw materials and parts	410.7	314.2
Total	844.3	833.2
Excess of current cost over last-in, first-out cost	(139.5)	(134.1)
Total inventories, net	$704.8	$699.1

The Company recorded a pre-tax gain of $0.2 million in 2024 from LIFO liquidations. There were no pre-tax gains in 2023 or 2022 from LIFO inventory liquidations. Obsolete and slow-moving inventories were $55.8 million and $40.2 million as of December 31, 2024 and December 31, 2023, respectively.
Goodwill
The changes in the carrying amount of goodwill in 2024 and 2023, in total and by segment, are summarized in the table below (in millions):

Segment:	Balance at December 31, 2022 (1)	Goodwill reallocation (2)	Goodwill related to divested entities (3)	Goodwill from business acquisition (4)	Balance at December 31, 2023	Goodwill Adjustment (5)	Balance at December 31, 2024
Home Comfort Solutions	$26.1	$—	$—	$—	$26.1	$—	$26.1
Building Climate Solutions	61.1	94.5	—	40.4	196.0	(2.1)	193.9
Historical Refrigeration segment	99.1	(99.1)	—	—	—	—	—
Corporate and Other	—	4.6	(4.6)	—	—		—
	$186.3	$—	$(4.6)	$40.4	$222.1	$(2.1)	$220.0

(1) The goodwill balances in the table above are presented net of accumulated impairment charges of $32.7 million, all of which relate to impairments in periods prior to 2022.
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
(4) On October 25, 2023, we announced the acquisition of AES. In connection with this acquisition, $40.4 million of goodwill was recorded and included in the Building Climate Solutions reporting unit. AES is included in the Building Climate Solutions segment. See Note 17 for additional information on the AES acquisition.
(5) As discussed in Note 17, in the first and fourth quarters of 2024 we made adjustments to our purchase price allocation of AES that resulted in a $2.1 million reduction of goodwill.

A qualitative review of impairment indicators was performed in 2024 for the Home Comfort Solutions and Building Climate Solutions segments. No impairment charges were recorded in 2024, 2023 or 2022, except to the extent of respective goodwill impaired in connection with the disposition of our European operations.

Property, Plant and Equipment

Components of Property, plant and equipment, net were as follows (in millions):

	As of December 31,
	2024	2023
Land	$30.3	$23.7
Buildings and improvements	427.8	371.9
Machinery and equipment	1,056.6	965.0
Finance leases	84.9	72.2
Construction in progress and equipment not yet in service	157.3	198.4
Total	1,756.9	1,631.2
Less accumulated depreciation	(956.8)	(910.8)
Property, plant and equipment, net	$800.1	$720.4

No impairment charges were recorded in 2024 or 2023, except to the extent of respective property, plant and equipment impaired in connection with the disposition of our European operations.

Accrued Expenses

The significant components of Accrued expenses are presented below (in millions):

	As of December 31,
	2024	2023
Accrued rebates and promotions	$128.2	$121.5
Accrued compensation and benefits	130.0	111.8
Accrued warranties	49.1	45.4
Accrued sales, use, property and VAT taxes	18.0	27.1
Accrued freight	12.9	19.6
Accrued asbestos reserves	15.8	17.9
Accrued interest	11.2	11.3
Accrued pension	6.4	11.2
Derivative contracts	5.7	5.7
Deferred income	5.0	4.7
Self insurance reserves	4.6	3.8
Other	48.5	36.1
Total Accrued expenses	$435.4	$416.1

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

Cash Flow Hedges

We have commodity futures contracts and foreign exchange forward contracts designated as cash flows hedges that are scheduled to mature through June 2026 and December 2025, respectively. We currently have cash flow hedge contracts with a notional amount of 105.9 million pounds of aluminum and copper. Unrealized gains or losses from our cash flow hedges are included in AOCL and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities and foreign currencies at the settlement dates.

We recorded the following amounts related to our cash flow hedges in AOCL (in millions):

	As of December 31,
	2024	2023
Unrealized losses, net on unsettled contracts	$2.0	$2.6
Income tax benefit	(0.6)	(0.6)
Unrealized losses included in AOCL, net of tax (1)	$1.4	$2.0

(1) Assuming commodity and foreign currency prices remain constant, we expect to reclassify $1.2 million of derivative losses into earnings within the next 12 months.

Expenses included in our Consolidated Statements of Operations

Below is information about expenses included in Selling, general and administrative expenses in our Consolidated Statements of Operations (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Research and development	$93.6	$94.0	$80.3
Advertising, promotions and marketing	49.7	39.5	32.4
Cooperative advertising expenditures	22.5	28.7	28.1

Interest Expense, net

The components of Interest expense, net in our Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Interest expense, net of capitalized interest	$44.1	$56.0	$39.8
Less: Interest income	5.4	4.3	1.1
Interest expense, net	$38.7	$51.7	$38.7

Losses (Gains) and Other Expenses, net

Losses (gains) and other expenses, net in our Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Realized losses on settled future contracts	$—	$0.1	$0.1
Foreign currency exchange losses (gains)	7.7	(4.3)	(1.3)
Gain on disposal of fixed assets	(2.1)	(0.5)	(1.0)
Other operating (income) loss	0.5	(1.6)	(1.0)
Net change in unrealized losses (gains) on unsettled futures contracts	—	(0.1)	0.4
Environmental liabilities and special litigation charges	6.8	15.6	7.5
Charges incurred related to COVID-19 pandemic	—	—	0.8
Other items, net	—	(0.7)	(0.6)
Losses and other expenses, net (pre-tax)	$12.9	$8.5	$4.9

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

Defined Contribution Plans

We recorded the following contributions to our defined contribution plans (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Contributions to defined contribution plans	$26.9	$22.5	$22.7

Pension and Post-retirement Benefit Plans

Benefit Obligations, Fair Value of Plan Assets, Funded Status, and Balance Sheet Position

The following tables set forth amounts recognized in our financial statements and the plans’ funded status for our pension and post-retirement benefit plans (dollars in millions):

	Pension Benefits
	2024	2023
Accumulated benefit obligation	$161.4	$176.9

Changes in projected benefit obligation:
Benefit obligation at beginning of year	$179.1	$174.3
Service cost	1.5	2.1
Interest cost	8.5	8.9
Actuarial loss (gain)	(9.9)	4.5
Effect of exchange rates	(0.9)	1.1
Adjustment upon sale of businesses	(1.2)	(4.8)
Settlements	(9.5)	(0.5)
Benefits paid	(5.5)	(6.5)
Benefit obligation at end of year	$162.1	$179.1

Changes in plan assets:
Fair value of plan assets at beginning of year	$156.5	$131.1
Actual return on plan assets	(4.9)	16.4
Employer contributions	9.3	15.0
Effect of exchange rates	(0.9)	1.0
Plan settlements	(9.5)	(0.5)
Benefits paid	(5.5)	(6.5)
Fair value of plan assets at end of year	145.0	156.5
Funded status / net amount recognized	$(17.1)	$(22.6)

Net amount recognized consists of:
Non-current assets	$8.2	$11.1
Current liability	(6.4)	(11.2)
Non-current liability	(18.9)	(22.5)
Net amount recognized	$(17.1)	$(22.6)

Plans with Benefit Obligations in Excess of Plan Assets

	For the Years Ended December 31,
	2024	2023
Pension plans with a benefit obligation in excess of plan assets:
Projected benefit obligation	$25.3	$38.9
Accumulated benefit obligation	24.6	36.9
Fair value of plan assets	—	—

Net Periodic Benefit Cost

Our U.S.-based pension plans comprised approximately 88% of the projected benefit obligation and 85% of plan assets as of December 31, 2024.

	Pension Benefits
	2024	2023	2022
Components of net periodic benefit cost as of December 31:
Service cost	$1.5	$2.1	$3.8
Interest cost	8.5	8.9	6.2
Expected return on plan assets	(7.6)	(9.4)	(9.1)
Amortization of prior service costs	0.1	0.1	0.1
Recognized actuarial loss	1.1	1.1	5.3
Settlements	0.4	0.8	(0.2)
Other	—	(0.4)	(0.1)
Net periodic benefit cost	$4.0	$3.2	$6.0

Amounts recognized in AOCL and Other Comprehensive Income (Loss)

The following table sets forth amounts recognized in AOCL and Other comprehensive income (loss) in our financial statements for 2024 and 2023 (in millions):

	Pension Benefits
	2024	2023
Amounts recognized in AOCL:
Prior service costs	$(0.2)	$(0.3)
Pension adjustments upon sale of businesses	—	(1.8)
Actuarial loss	(54.7)	(52.6)
Subtotal	(54.9)	(54.7)
Deferred taxes	13.5	14.7
Net amount recognized	$(41.4)	$(40.0)
Changes recognized in other comprehensive income (loss):
Current year actuarial gain	2.5	(1.8)
Effect of exchange rates	(0.5)	0.4
Amortization of prior service costs	(0.1)	(0.1)
Amortization of actuarial loss, including settlements and other	(1.5)	(1.5)
Total recognized in other comprehensive income (loss)	$0.5	$(3.0)
Total recognized in net periodic benefit cost and other comprehensive income	$4.5	$0.2

The estimated prior service costs and actuarial losses for pension benefits that will be amortized from AOCL in 2025 are $0.1 million and $1.4 million, respectively.

Assumptions

The following tables set forth the weighted-average assumptions used to determine Benefit obligations and Net periodic benefit cost for the U.S.-based plans in 2024 and 2023:

	Pension Benefits
	2024	2023
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.68%	5.23%
Rate of compensation increase	3.95%	4.02%

	Pension Benefits
	2024	2023	2022
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate - service cost	5.23%	5.39%	2.53%
Discount rate - interest cost	5.15%	5.38%	2.48%
Expected long-term return on plan assets	4.50%	6.50%	6.50%
Rate of compensation increase	4.02%	4.02%	4.13%

The following tables set forth the weighted-average assumptions used to determine Benefit obligations and Net periodic benefit cost for the non-U.S.-based plans in 2024 and 2023:

	Pension Benefits
	2024	2023
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.16%	4.30%
Rate of compensation increase	3.75%	3.07%

	Pension Benefits
	2024	2023	2022
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate - service cost	—%	3.75%	0.86%
Discount rate - interest cost	4.62%	4.79%	2.07%
Expected long-term return on plan assets	4.53%	4.94%	2.75%
Rate of compensation increase	3.07%	3.11%	3.14%

To develop the expected long-term rate of return on assets assumption for the U.S. plans, we considered the historical returns for each asset category, as well as the target asset allocation of the pension portfolio and the effect of periodic balancing. These results were adjusted for the payment of reasonable expenses of the plan from plan assets. This resulted in the selection of the 4.50% long-term rate of return on assets assumption. A similar process was followed for the non-U.S.-based plans.

To select a discount rate for the purpose of valuing the plan obligations for the U.S. plans, we performed an analysis in which the projected cash flows from defined benefit and retiree healthcare plans was matched with a yield curve based on the appropriate universe of high-quality corporate bonds that were available. We used the results of the yield curve analysis to select the discount rate for each plan. The analysis was completed separately for each U.S. pension and other post-employment benefits (“OPEB”) plan. A similar process was followed for the non-U.S.-based plans with sufficient corporate bond information. In other countries, the discount rate was selected based on the approximate duration of plan obligations.

Assumed health care cost trend rates have an effect on the amounts reported for our healthcare plan. The following table sets forth the healthcare trend rate assumptions used:

	2024	2023
Assumed health care cost trend rates as of December 31:
Health care cost trend rate assumed for next year	7.50%	6.50%
Rate to which the cost rate is assumed to decline (the ultimate trend rate)	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2037	2030

Expected future benefit payments are shown in the table below (in millions):

	For the Years Ended December 31,
	2025	2026	2027	2028	2029	2030-2034
Pension benefits	$12.3	$8.0	$16.3	$10.9	$12.8	$51.4

Composition of Pension Plan Assets

In the fourth quarter of 2023, based on the strong funded status of our U.S. pension plan, we opted to make a $12.2 million voluntary contribution to the plan to increase the funded status and fully fund the plan. With the U.S. pension plan fully funded, the asset allocation was changed from a blend of 50% equities and 50% fixed income to 100% fixed income in order to align changes in asset values with changes in liabilities, therefore reducing funded status volatility, which effectively placed the plan in hibernation status. As a result, we reduced the expected long-term rate of return for our U.S. pension plan assets to 4.5%. Our U.S. pension plan represents 85%, our Canadian pension plan 7%, and our United Kingdom (“U.K.”) pension plan 8% of the total fair value of our plan assets as of December 31, 2024.

Our U.S. pension plans’ weighted-average asset allocations as of December 31, 2024 and 2023, by asset category, were as follows:

	Plan Assets as of December 31,
Asset Category:	2024	2023
U.S. equity	—%	—%
International equity	—%	—%
Fixed income	100.0%	100.0%
Money market/cash	—%	—%
Total	100.0%	100.0%

Our U.S. pension plans’ assets were invested according to the following targets:

Asset Category:	Target
U.S. equity	—%
International equity	—%
Fixed income	100.0%

Similarly, in 2023, based on the strong funded status of our Canadian pension plans, the asset allocation was adjusted as well, with the Salaried plan moving from 75% fixed income and 25% equity to 100% fixed income, and the Hourly plan moving from 75% fixed income and 25% equity to 90% fixed income and 10% equity. As with the U.S. pension plan, this change in asset allocation will greatly reduce funded status volatility.

Our U.K. pension plan was invested in fixed income securities, including corporate and government bonds.

The fair values of our pension plan assets, by asset category, were as follows (in millions):

	Fair Value Measurements as of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and cash equivalents	$0.1	$—	$—	$0.1
Commingled pools / Collective trusts:
Fixed income (1)	—	122.7	—	122.7
Balanced pension trust: (2)
International equity	—	4.7	—	4.7
Fixed income	—	5.0	—	5.0
Pension fund:
Fixed income (3)	—	12.5	—	12.5
Total	$0.1	$144.9	$—	$145.0

	Fair Value Measurements as of December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and cash equivalents	$0.1	$—	$—	$0.1
Commingled pools / Collective trusts:
Fixed income (1)	—	130.8	—	130.8
Balanced pension trust: (2)
International equity	—	0.5	—	0.5
Fixed income	—	11.1	—	11.1
Pension fund:
Fixed income (3)	—	14.0	—	14.0
Total	$0.1	$156.4	$—	$156.5

(1)	This category includes investments in U.S. investment grade and high yield fixed income securities, international fixed income securities and emerging markets fixed income securities.
(2)	The investment objectives of the plan are to provide long-term capital growth and income by investing primarily in a well-diversified, balanced portfolio of Canadian common stocks, bonds and money market securities. The plan also holds a portion of its assets in international equities, a portion of which may be invested in U.S. securities.
(3)	This category includes investments in U.K. government index-linked securities (index-linked gilts) that have maturity periods of 5 years or longer with a derivatives overlay and investment grade corporate bonds denominated in sterling. The plan also holds a portion of its assets in international instruments, a portion of which may be invested in U.S. securities.

Additional information about assets measured at Net Asset Value (“NAV”) per share (in millions):

	As of December 31, 2024
	Fair Value	Redemption Frequency (if currently eligible)	Redemption Notice Period
Asset Category:
Commingled pools / Collective trusts:
Fixed income (1)	122.7	Daily	5 days
Balanced pension trust: (2)
International equity	4.7	Daily	3-5 days
Fixed income	5.0	Daily	3-5 days
Pension fund:
Fixed income (3)	12.5	Daily	1-3 days
Total	$144.9

	As of December 31, 2023
	Fair Value	Redemption Frequency (if currently eligible)	Redemption Notice Period
Asset Category:
Commingled pools / Collective trusts:
Fixed income (1)	130.8	Daily	5 days
Balanced pension trust: (2)
International equity	0.5	Daily	3-5 days
Fixed income	11.1	Daily	3-5 days
Pension fund:
Fixed income (3)	14.0	Daily	1-3 days
Total	$156.4

(1)	This category includes investments in U.S. investment grade and high yield fixed income securities, international fixed income securities and emerging markets fixed income securities.
(2)	The investment objectives of the plan are to provide long-term capital growth and income by investing primarily in a well-diversified, balanced portfolio of Canadian common stocks, bonds and money market securities. The plan also holds a portion of its assets in international equities, a portion of which may be invested in U.S. securities.
(3)	This category includes investments in U.K. government index-linked securities (index-linked gilts) that have maturity periods of 5 years or longer with a derivatives overlay and investment grade corporate bonds denominated in sterling. The plan also holds a portion of its assets in international instruments, a portion of which may be invested in U.S. securities.

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

11. Joint Ventures and Other Investments:

We participate in three joint ventures. Two are located in the U.S. and the third in Mexico. These three joint ventures are engaged in the manufacturing and distribution of compressors, condensing units, unit and module coolers, heat pumps, ductless heat pump mini-split and Variable Refrigerant Flow system. We exert significant influence over these affiliates based upon our respective 25%, 49.9% and 50% ownership, but do not control them due to venture partner participation. Accordingly, two of these joint ventures have been accounted for under the equity method and the other as a held-to-maturity investment, and their financial position and results of operations are not consolidated.

The combined balance of equity method and other investments included in Other assets, net totaled (in millions):

	As of December 31,
	2024	2023
Equity method investments	$56.4	$58.4
Held-to-maturity investment	7.9	—
Total investments	$64.3	$58.4

We purchase compressors from one of our U.S. joint ventures for use in certain of our products. The amounts of purchases included in Cost of goods sold in the Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Purchases of compressors from joint venture	$173.3	$148.3	$156.2
12. Income Taxes:

Our provision for income taxes consisted of the following (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Current:
Federal	$158.0	$131.8	$104.0
State	33.5	26.6	21.6
Foreign	20.0	14.5	7.8
Total current	211.5	172.9	133.4
Deferred:
Federal	(19.6)	(22.2)	(13.9)
State	(4.0)	(4.9)	(3.1)
Foreign	(1.0)	1.6	2.3
Total deferred	(24.6)	(25.5)	(14.7)
Total provision for income taxes	$186.9	$147.4	$118.7

Income before income taxes was comprised of the following (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Domestic	$620.2	$471.4	$340.2
Foreign	373.6	266.1	275.6
Total	$993.8	$737.5	$615.8

The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement Provision for income taxes is summarized as follows (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Provision at the U.S. statutory rate of 21%	$208.7	$154.9	$129.3
Increase (reduction) in tax expense resulting from:
State income tax, net of federal income tax benefit	23.0	16.4	14.6
Tax credits, net of unrecognized tax benefits	(5.3)	(3.4)	(8.0)
Change in unrecognized tax benefits	0.5	0.4	0.2
Change in valuation allowance	—	0.1	—
Foreign taxes at rates other than U.S. statutory rate	(61.1)	(40.3)	(47.4)
Deemed inclusions	7.6	6.1	10.0
Global intangible low-taxed income	20.8	17.5	23.9
Change in rates from the Tax Act & other law changes	—	0.2	0.1
Excess tax benefits from stock-based compensation	(8.0)	(5.2)	(0.6)
Miscellaneous other	0.7	0.7	(3.4)
Total provision for income taxes	$186.9	$147.4	$118.7

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

Deferred tax assets (liabilities) were comprised of the following (in millions):

	As of December 31,
	2024	2023
Gross deferred tax assets:
Warranties	$39.4	$35.9
Loss carryforwards (foreign, U.S. and state)	2.7	10.9
Post-retirement and pension benefits	4.5	4.7
Inventory reserves	16.2	12.3
Receivables allowance	7.4	6.6
Compensation liabilities	6.6	6.2
Legal reserves	14.2	14.2
Tax credits, net of federal effect	12.3	12.1
Research and development capitalization	55.8	39.7
Other	11.9	9.0
Total deferred tax assets	171.0	151.6
Valuation allowance	(10.6)	(17.8)
Total deferred tax assets, net of valuation allowance	160.4	133.8
Gross deferred tax liabilities:
Depreciation	(64.4)	(61.8)
Intangibles	(17.4)	(15.9)
Insurance liabilities	(2.0)	(2.4)
Other	(1.5)	(1.9)
Total deferred tax liabilities	(85.3)	(82.0)
Net deferred tax assets	$75.1	$51.8

As of December 31, 2024 and 2023, we had $2.7 million and $10.8 million in tax-effected foreign net operating loss carryforwards, respectively. The deferred tax asset valuation allowance relates primarily to loss carryforwards. The remainder of the valuation allowance relates to state tax credits.

In assessing whether a deferred tax asset will be realized, we consider whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. We consider the reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not we will realize the benefits of these deductible differences, net of the existing valuation allowances, as of December 31, 2024.

No provision was made for income taxes which may become payable upon distribution of our foreign subsidiaries’ earnings. An actual repatriation in the future from our non-U.S. subsidiaries could still be subject to foreign withholding taxes and U.S. state taxes, but we expect any amounts to be immaterial.

We and our subsidiaries file income tax returns with the U.S. federal government, various U.S. states, and various foreign jurisdictions throughout the world. We regularly engage in discussions and negotiations with tax authorities regarding tax matters, and we continue to defend any and all such claims presented. Our U.S. federal and state tax returns remain open to examination for 2017 through 2023. We are currently under a limited scope audit by the Internal Revenue Service for our 2021 and 2022 tax years. There are also ongoing U.S. state and local audits and other foreign audits covering fiscal years 2017 through 2023. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years prior to 2016. We have no material uncertain tax provisions recorded as of December 31, 2024. We do not expect the results from any ongoing income tax audit to have a material impact on our consolidated financial condition, results of operations, or cash flows.

13. Lines of Credit and Financing Arrangements:

The following tables summarize our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2024	2023

Commercial paper:	$—	$150.0

Current maturities of long-term debt:
Finance lease obligations	$14.9	$12.1
Senior unsecured notes	300.0	—
Debt issuance costs	(0.4)	—
Total current maturities of long-term debt	$314.5	$12.1
Long-Term Debt:
Finance lease obligations	39.5	32.7
Credit agreement	—	20.0
Senior unsecured notes	800.0	1,100.0
Debt issuance costs	(6.4)	(9.6)
Total long-term debt	$833.1	$1,143.1
Total debt	$1,147.6	$1,305.2

As of December 31, 2024, the aggregate amounts of required principal payments on total debt excluding finance lease obligations (see Note 5) were as follows (in millions):

2025	$300.0
2026	—
2027	300.0
2028	500.0
Thereafter	—

Commercial Paper Program

On October 25, 2023, we established a commercial paper program (the “Program”) pursuant to which we may issue short-term, unsecured commercial paper notes (the “CP Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act. Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the CP Notes outstanding under the Program at any time not to exceed $500.0 million. The CP Notes will have maturities of up to 397 days from the date of issue. The CP Notes will rank pari passu with all of our other unsecured and unsubordinated indebtedness. The net proceeds of the issuances of the CP Notes are expected to be used for general corporate purposes. We plan to use our revolving credit facility as a liquidity backstop for the repayment of CP Notes outstanding under the Program. There were no CP Notes outstanding under the Program as of December 31, 2024.

Below is a summary of the weighted average interest rate for CP notes as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Weighted average borrowing rate	—%	5.66%

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

The Credit Agreement consists of a $1.1 billion unsecured revolving credit facility that matures in July 2026. We had no outstanding borrowings and $1.7 million committed to standby letters of credit as of December 31, 2024. Subject to covenant limitations, $1,098.3 million was available for future borrowings after taking into consideration outstanding borrowings under our Commercial Paper Program. The revolving credit facility includes a subfacility for swingline loans of up to $65.0 million. The Credit Agreement will expire and outstanding loans will be required to be repaid in July 2026, unless maturity is extended by the lenders pursuant to two one-year extension options that we may request under the Credit Agreement.

Below is a summary of the weighted average interest rate as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Weighted average borrowing rate	—%	6.67%
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

14. Comprehensive Income:

The following table provides information on items not reclassified in their entirety from AOCL to Net Income in the accompanying Consolidated Statements of Operations (in millions):

	For the Years Ended December 31,
AOCL Component	2024	2023	Affected Line Item(s) in the Consolidated Statements of Operations
Gains/(Losses) on cash flow hedges:
Derivative contracts	$(0.9)	$(0.4)	Cost of goods sold; Losses (gains) and other expenses, net
Income tax benefit (expense)	(0.2)	0.1	Provision for income taxes
Net of tax	$(0.7)	$(0.3)

Defined Benefit Plan Items:
Pension and post-retirement benefits costs	$(1.4)	$(5.5)	Cost of goods sold; Selling, general, and administrative expenses and other (income) expense, net
Pension settlements	(0.4)	(0.8)	Pension settlements
Pension adjustments upon sale of businesses	—	1.8	Gain on sale of businesses
Income tax benefit (expense)	(0.4)	1.6	Provision for income taxes
Net of tax	$(1.4)	$(2.9)

Foreign currency translation adjustments:
Foreign currency adjustments upon sale of businesses	$—	$(15.8)	Gain on sale of businesses
Income tax expense	—	—	Provision for income taxes
Net of tax	$—	$(15.8)

Total reclassifications from AOCL	$(2.1)	$(19.0)

The following tables provide information on changes in AOCL, by component (net of tax), for the years ended December 31, 2024 and 2023 (in millions):

	(Losses) Gains on Cash Flow Hedges	Share of Equity Method Investments Other Comprehensive Income	Defined Benefit Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2023	$(2.0)	$0.6	$(44.2)	$(11.3)	$(56.9)
Other comprehensive loss before reclassifications	(0.2)	(0.2)	(2.9)	(35.6)	(38.9)
Amounts reclassified from AOCL	0.7	—	1.4	—	2.1
Net other comprehensive income (loss)	0.5	(0.2)	(1.5)	(35.6)	(36.8)
Balance as of December 31, 2024	$(1.5)	$0.4	$(45.7)	$(46.9)	$(93.7)

	(Losses) Gains on Cash Flow Hedges	Share of Equity Method Investments Other Comprehensive Income	Defined Benefit Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2022	$(4.9)	$(0.5)	$(46.2)	$(39.0)	$(90.6)
Other comprehensive income (loss) before reclassifications	2.6	1.1	(0.9)	11.9	14.7
Amounts reclassified from AOCL	0.3	—	2.9	15.8	19.0
Net other comprehensive income	2.9	1.1	2.0	27.7	33.7
Balance as of December 31, 2023	$(2.0)	$0.6	$(44.2)	$(11.3)	$(56.9)

15. Stock-Based Compensation:

Stock-based compensation expense was included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations as follows (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Compensation expense	$28.5	$30.1	$21.8

Incentive Plan

Under the Lennox International Inc. 2019 Equity and Incentive Compensation Plan, we are authorized to issue awards for 1.7 million shares of common stock. The plan provides for various long-term incentive awards, including performance share units, restricted stock units and stock appreciation rights. A description of these long-term incentive awards and related activity within each award category is provided below. As of December 31, 2024, there were 1.6 million shares available for future issuance.

Historically our annual equity awards were granted in December. In 2023, we made the decision to move the annual grant for 2023 to February 2024. Thus, there were no equity grants in 2023. We also made the decision to award the Board of Directors fully vested shares on an annual basis. As a result, approximately $1.3 million of compensation expense was recognized in 2024 for the 2024 director grant.

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

The following table provides information on our performance share units:

	For the Years Ended December 31,
	2024	2023	2022
Compensation expense for performance share units (in millions)	$14.9	$15.2	$6.9
Weighted-average fair value of grants, per share	$403.68	$—	$237.68
Payout ratio for shares paid	189%	131%	126%

A summary of the status of our undistributed performance share units as of December 31, 2024, and changes during the year then ended, is presented below (in thousands, except per share data):

	Shares	Weighted- Average Grant Date Fair Value per Share
Undistributed performance share units as of December 31, 2023	106.4	$261.91
Granted	23.7	$403.68
Adjustment to shares paid based on payout ratio	16.5	$314.27
Distributed	(37.3)	$265.96
Forfeited	(10.2)	$279.73
Undistributed performance share units as of December 31, 2024 (1)	99.1	$305.14

(1) Undistributed performance share units include approximately 66.2 thousand units with a weighted-average grant date fair value of $300.60 per share that had not yet vested and 32.9 thousand units that have vested but were not yet distributed with a fair value of $10.3 million.
As of December 31, 2024, we had $14.3 million of total unrecognized compensation cost related to non-vested performance share units that are expected to be recognized over a weighted-average period of 1.8 years. Our weighted-average estimated forfeiture rate for these performance share units was 33.0% as of December 31, 2024.

The total fair value of performance share units distributed and the resulting tax deductions to realized tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Fair value of performance share units distributed	$19.5	$13.5	$6.1
Realized tax benefits from tax deductions	$4.8	$3.3	$1.5

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

The following table provides information on our restricted stock units (in millions, except per share data):

	For the Years Ended December 31,
	2024	2023	2022
Compensation expense for restricted stock units	$9.4	$10.8	$11.0
Weighted-average fair value of grants, per share	$404.91	$—	$240.87

A summary of our non-vested restricted stock units as of December 31, 2024 and changes during the year then ended is presented below (in thousands, except per share data):

	Shares	Weighted- Average Grant Date Fair Value per Share
Non-vested restricted stock units as of December 31, 2023	82.3	$268.39
Granted	28.0	$404.91
Vested	(29.5)	$304.41
Forfeited	(9.9)	$286.05
Non-vested restricted stock units as of December 31, 2024 (1)	70.9	$306.01

(1) As of December 31, 2024, we had $9.0 million of total unrecognized compensation cost related to non-vested restricted stock units that are expected to be recognized over a weighted-average period of 2.15 years. Our estimated forfeiture rate for restricted stock units was 32.0% as of December 31, 2024.

The total fair value of restricted stock units vested and the resulting tax deductions to realized tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Fair value of restricted stock units vested	$17.3	$15.0	$9.7
Realized tax benefits from tax deductions	$4.2	$3.7	$2.4

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

The following table provides information on our stock appreciation rights (in millions, except per share data):

	For the Years Ended December 31,
	2024	2023	2022
Compensation expense for stock appreciation rights	$4.2	$4.1	$3.9
Weighted-average fair value of grants, per share	$136.37	$—	$64.54

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

The fair value of the stock appreciation rights granted in 2024 and 2022 were estimated on the date of grant using the following assumptions. In 2023 there were no stock appreciation rights granted:

	2024	2022
Expected dividend yield	1.23%	2.01%
Risk-free interest rate	4.05%	3.88%
Expected volatility	34.89%	29.90%
Expected life (in years)	4.18	4.18

A summary of our stock appreciation rights as of December 31, 2024, and changes during the year then ended, is presented below (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price per Share
Outstanding stock appreciation rights as of December 31, 2023	292.5	$266.57
Granted	47.2	$418.69
Exercised	(123.3)	$255.73
Forfeited	(12.7)	$295.44
Outstanding stock appreciation rights as of December 31, 2024	203.7	$306.61
Exercisable stock appreciation rights as of December 31, 2024	153.1	$287.75

The following table summarizes information about stock appreciation rights outstanding as of December 31, 2024 (in millions, except per share data and years; shares in thousands):

	Stock Appreciation Rights Outstanding			Stock Appreciation Rights Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Shares (1)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$214.63 to $257.08	33.4	1.73	$12.1	33.4	1.7	$12.1
$278.00 to $328.65	57.8	3.58	$17.4	57.8	3.58	$17.4
$259.56 to $418.69	112.5	5.81	$32.1	61.9	5.41	$19.6
(1) Share amounts are rounded but the balance accurately reflects the actual amount of exercisable stock appreciation rights as of December 31, 2024.

As of December 31, 2024, we had $5.4 million of unrecognized compensation cost related to non-vested stock appreciation rights that is expected to be recognized over a weighted-average period of 1.9 years. Our estimated forfeiture rate for stock appreciation rights was 25.0% as of December 31, 2024.

The total intrinsic value of stock appreciation rights exercised and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2024	2023	2022
Intrinsic value of stock appreciation rights exercised	$25.4	$19.8	$3.5
Realized tax benefits from tax deductions	$6.2	$4.8	$0.9

Employee Stock Purchase Plan

On May 24, 2022, the Company commenced a new Employee Stock Purchase Plan to succeed the prior agreement from 2012. Under the 2022 Employee Stock Purchase Plan (“ESPP”), all employees who meet certain service requirements are eligible to purchase our common stock through payroll deductions at the end of three month offering periods. The purchase price for such shares is 95% of the fair market value of the stock on the last day of the offering period. A maximum of 1.0 million shares is authorized for purchase until issuance of all shares available under the plan, unless terminated earlier at the discretion of the Board of Directors. Employees purchased approximately 8,800 shares under the ESPP during the year ended December 31, 2024. Approximately 0.9 million shares remain available for purchase under the ESPP as of December 31, 2024.

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

Where available, the fair values were based upon quoted prices in active markets. However, if quoted prices were not available, then the fair values were based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities without observable market activity, if any, the fair values were based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. Valuation adjustments to reflect either party’s creditworthiness and ability to pay were incorporated into our valuations, where appropriate, as of December 31, 2024 and 2023, the measurement dates.

The methodologies used to determine the fair value of our financial assets and liabilities as of December 31, 2024 were the same as those used as of December 31, 2023.

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

We purchased the held-to-maturity investment in 2024. The carrying value of the investment approximates fair value.

The fair value of our senior unsecured notes in Long-term debt was based on the amount of future cash flows using current market rates for debt instruments of similar maturities and credit risk. The following table presents the fair value for our senior unsecured notes in Long-term debt (in millions):

	As of December 31,
	2024	2023
Quoted Prices in Active Markets for Similar Instruments (Level 2):
Senior unsecured notes	$1,093.4	$1,079.3

17. Prior Year Acquisition:
In October 2023, we completed the acquisition of AES, a company dedicated to service and sustainability in the light commercial market. Under the terms of the purchase agreement, a final working capital adjustment was completed in the first quarter of 2024. This working capital adjustment resulted in a $1.8 million reduction in the purchase price. Additionally, in the first and fourth quarters of 2024, we made certain purchase price adjustments. The following table details the purchase price adjustments that were made during the first and fourth quarters of 2024 (in millions):

(Amounts in millions)	December 31, 2023	Adjustment	December 31, 2024
Net tangible assets acquired	$17.6	$(1.7)	$15.9
Intangible assets acquired	36.9	2.1	39.0
Goodwill	40.4	(2.1)	38.3
Total investment	$94.9	$(1.7)	$93.2

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

See “Management’s Report on Internal Control Over Financial Reporting” included in Item 8 “Financial Statements and Supplementary Data.”

Attestation Report of the Independent Registered Public Accounting Firm

See “Report of Independent Registered Public Accounting Firm” included in Item 8 “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There were no changes during the year ended December 31, 2024 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Plan Elections

Chris A. Kosel, Vice President, Corporate Controller and Chief Accounting Officer, entered into a prearranged stock trading plan on November 22, 2024. Mr. Kosel’s plan provides for the sale of approximately 856 shares of the Company's common stock between February 21, 2025 and April 31, 2025. The amount of shares to be sold includes shares subject to the vesting of restricted stock unit and performance share unit awards, and accordingly the actual amount may vary based on tax withholding and satisfaction of performance conditions.

Daniel M. Sessa, Executive Vice President and Chief Human Resources Officer, entered into a prearranged stock trading plan on November 26, 2024. Mr. Sessa’s plan provides for the sale of approximately 2,811 shares of the Company's common stock between February 26, 2025 and December 31, 2025. The amount of shares to be sold includes shares subject to the vesting of restricted stock unit and performance share unit awards, and accordingly the actual amount may vary based on tax withholding and satisfaction of performance conditions.

These trading plans were entered into during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company's policies regarding transactions in the Company's securities.

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

The remainder of the response to this item is incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2024. Also, refer to Part I, Item 1 “Business - Information about our Executive Officers” of this Annual Report on Form 10-K, which identifies our executive officers and is incorporated herein by reference.

Item 11. Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2024. Also, refer to Note 15 in the Notes to the Consolidated Financial Statements for additional information about our equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2024.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, Dallas, TX, Auditor Firm ID: 185.

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements are included in Part II, Item 8 of the Annual Report on Form 10-K:
•Report of Independent Registered Public Accounting Firm (KPMG LLP, Dallas, TX, Auditor Firm ID: 185)
•Consolidated Balance Sheets as of December 31, 2024 and 2023
•Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023 and 2022
•Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2024, 2023 and 2022
•Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2024, 2023 and 2022
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022
•Notes to the Consolidated Financial Statements for the Years Ended December 31, 2024, 2023 and 2022

Financial Statement Schedules

The financial statement schedule included in this Annual Report on Form 10-K is Schedule II - Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2024, 2023 and 2022 (see Schedule II immediately following the signature page of this Annual Report on Form 10-K).

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
4.5
Tenth Supplemental Indenture, dated as of July 14, 2021, among LII, each existing Guarantor under the Indenture, dated as of May 3, 2010, as subsequently supplemented, and U.S. Bank National Association, as trustee (filed as Exhibit 4.7 to LII’s Annual Report on Form 10-K filed on February 15, 2022 and incorporated herein by reference).

4.6
Eleventh Supplemental Indenture, dated as of September 15, 2023, among LII, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.2 to LII's Current Report on Form 8-K filed on September 15, 2023 and incorporated herein by reference).

4.7	Form of 5.500% Notes due 2028 (filed as Exhibit A in Exhibit 4.2 to LII's Current Report on Form 8-K filed on September 15, 2023 and incorporated herein by reference).
4.8	Description of Securities (filed as Exhibit 4.8 to LII’s Annual Report on Form 10-K filed on February 21, 2023 and incorporated herein by reference).
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

10.3
First Amendment to the Credit Agreement, dated as of April 14, 2023, among LII, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on April 18, 2023 and incorporated herein by reference).

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

10.7*
Form of Long-Term Incentive Award Agreement for Non-U.S. Employees - Vice President (for use under the 2019 Incentive Plan) (filed as Exhibit 10.3 to LII’s Quarterly Report on Form 10-Q filed on October 25, 2021 and incorporated herein by reference).

10.8*
Form of Long-Term Incentive Award Agreement for U.S. Employees - Vice President and Above (for use under the 2019 Incentive Plan) (2024 version) (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on December 11, 2023 and incorporated herein by reference).

10.9*	Form of Long-Term Incentive Award Agreement for U.S. Employees - Vice President and Above (for use under the 2019 Incentive Plan) (2025 version) (filed herewith).
10.10*
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (for use under the 2019 Incentive Plan) (2022 version) (filed as Exhibit 10.10 to LII’s Annual Report on Form 10-K filed on February 13, 2024 and incorporated herein by reference).

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

19.1	Insider Trading Policy (filed herewith)
21.1	Subsidiaries of LII (filed herewith).
22.1	List of Guarantor Subsidiaries (filed as Exhibit 22.1 to LII's Annual Report on Form 10-K filed on February 13, 2024 and incorporated herein by reference).
23.1	Consent of KPMG LLP (filed herewith).
31.1	Certification of the principal executive officer (filed herewith).
31.2	Certification of the principal financial officer (filed herewith).
32.1	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
97.1	LII Amended and Restated Clawback Policy (filed as Exhibit 97.1 to LII’s Annual Report on Form 10-K filed on February 13, 2024 and incorporated herein by reference).
101	SCH Inline XBRL Taxonomy Extension Schema Document
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101	LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNOX INTERNATIONAL INC.

By: /s/ Alok Maskara
Alok Maskara
Chief Executive Officer
February 11, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Alok Maskara	Chief Executive Officer and Director	February 11, 2025
Alok Maskara	(Principal Executive Officer)

/s/ Michael P. Quenzer	Executive Vice President and Chief Financial Officer	February 11, 2025
Michael P. Quenzer	(Principal Financial Officer)

/s/ Chris A. Kosel	Vice President, Controller and Chief Accounting Officer	February 11, 2025
Chris A. Kosel	(Principal Accounting Officer)

/s/ Todd J. Teske	Chairman of the Board of Directors	February 11, 2025
Todd J. Teske

/s/ Sherry L. Buck	Director	February 11, 2025
Sherry L. Buck

/s/ Janet K. Cooper	Director	February 11, 2025
Janet K. Cooper

/s/ John W. Norris, III	Director	February 11, 2025
John W. Norris, III

/s/ Karen H. Quintos	Director	February 11, 2025
Karen H. Quintos

/s/ Sivasankaran Somasundaram	Director	February 11, 2025
Sivasankaran Somasundaram

/s/ Gregory T. Swienton	Director	February 11, 2025
Gregory T. Swienton

/s/ Jon Vander Ark	Director	February 11, 2025
Jon Vander Ark

/s/ Shane D. Wall	Director	February 11, 2025
Shane D. Wall

LENNOX INTERNATIONAL INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2024, 2023 and 2022
(In millions)

	Balance at beginning of year	Additions charged to cost and expenses	Write-offs	Recoveries	Other(1)	Balance at end of year
2022
Allowance for doubtful accounts	$10.7	$6.9	$(0.4)	$—	$(1.7)	$15.5
2023
Allowance for doubtful accounts	$15.5	$9.8	$(0.2)	$—	$(10.7)	$14.4
2024
Allowance for doubtful accounts	$14.4	$8.0	$(0.6)	$—	$(4.0)	$17.8
(1) 2023 consists of the sale of our European businesses and other miscellaneous items.