Form 10-Q
period 2025-03-31
LENNOX INTERNATIONAL INC
filed 2025-04-23
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of April 14, 2025, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 35,484,828.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three months ended March 31, 2025

i

Part I - Financial Information
Item 1. Financial Statements

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except shares and par values)	As of March 31, 2025	As of December 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$217.2	$415.1
Short-term investments	5.7	7.2
Accounts and notes receivable, net of allowances of $16.2 and $17.8 in 2025 and 2024, respectively	651.7	661.1
Inventories, net	902.3	704.8
Other current assets	78.1	96.0
Total current assets	1,855.0	1,884.2
Property, plant and equipment, net of accumulated depreciation of $978.3 and $956.8 in 2025 and 2024, respectively	810.3	800.1
Right-of-use assets from operating leases	323.1	327.2
Goodwill	220.0	220.0
Deferred income taxes	76.6	75.1
Other assets, net	170.4	165.2
Total assets	$3,455.4	$3,471.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$576.6	$490.0
Accrued expenses	326.3	435.4
Current maturities of long-term debt	315.2	314.5
Current operating lease liabilities	76.5	73.4
Total current liabilities	1,294.6	1,313.3
Long-term debt	834.2	833.1
Long-term operating lease liabilities	263.9	267.6
Pensions	19.7	18.9
Other liabilities	190.5	188.7
Total liabilities	2,602.9	2,621.6
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,219.0	1,213.3
Retained earnings	4,230.3	4,150.8
Accumulated other comprehensive loss	(80.6)	(93.7)
Treasury stock, at cost, 51,678,069 shares and 51,573,986 shares for 2025 and 2024, respectively	(4,517.1)	(4,421.1)
Total stockholders' equity	852.5	850.2
Total liabilities and stockholders' equity	$3,455.4	$3,471.8

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended March 31,
	2025	2024
Net sales	$1,072.6	$1,047.1
Cost of goods sold	744.1	707.1
Gross profit	328.5	340.0
Operating Expenses:
Selling, general and administrative expenses	171.3	170.7
Losses and other expenses, net	2.8	3.7
Income from equity method investments	(1.2)	(1.2)
Operating income	155.6	166.8
Pension settlements	0.1	—
Interest expense, net	6.2	11.8
Other expense, net	0.9	0.8
Net income before income taxes	148.4	154.2
Provision for income taxes	28.1	29.9
Net income	$120.3	$124.3

Earnings per share – Basic:	$3.39	$3.49

Earnings per share – Diluted:	$3.37	$3.47

Weighted Average Number of Shares Outstanding - Basic	35.5	35.6
Weighted Average Number of Shares Outstanding - Diluted	35.7	35.8

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in millions)	For the Three Months Ended March 31,
	2025	2024
Net income	$120.3	$124.3
Other comprehensive income (loss):
Foreign currency translation adjustments	4.2	(3.3)
Net change in pension and post-retirement liabilities	(0.2)	(0.1)
Reclassification of pension and post-retirement benefit losses into earnings	0.4	0.3
Pension settlements	0.1	—
Net change in fair value of cash flow hedges	10.7	0.7
Reclassification of cash flow hedge (gains) losses into earnings	(2.6)	2.0
Other comprehensive income (loss) before taxes	12.6	(0.4)
Tax benefit (expense)	0.5	(0.6)
Other comprehensive income (loss), net of tax	13.1	(1.0)
Comprehensive income	$133.4	$123.3
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2025 and 2024
(Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Equity
(For the three months ended March 31, 2025)					Shares	Amount
Balance as of December 31, 2024	$0.9	$1,213.3	$4,150.8	$(93.7)	51.6	$(4,421.1)	$850.2
Net income	—	—	120.3	—	—	—	120.3
Dividends, $1.15 per share	—	—	(40.8)	—	—	—	(40.8)
Foreign currency translation adjustments	—	—	—	4.2	—	—	4.2
Pension and post-retirement liability changes	—	—	—	0.2	—	—	0.2
Stock-based compensation expense	—	6.3	—	—	—	—	6.3
Change in cash flow hedges	—	—	—	8.7	—	—	8.7
Treasury shares reissued for common stock	—	(0.6)	—	—	(0.1)	1.7	1.1
Treasury stock purchases	—	—	—	—	0.2	(97.7)	(97.7)
Balance as of March 31, 2025	$0.9	$1,219.0	$4,230.3	$(80.6)	51.7	$(4,517.1)	$852.5

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Equity
(For the three months ended March 31, 2024)					Shares	Amount
Balance as of December 31, 2023	$0.9	$1,184.6	$3,506.2	$(56.9)	51.6	$(4,349.5)	$285.3
Net income	—	—	124.3	—	—	—	124.3
Dividends, $1.10 per share	—	—	(39.4)	—	—	—	(39.4)
Foreign currency translation adjustments	—	—	—	(3.3)	—	—	(3.3)
Pension and post-retirement liability changes	—	—	—	0.1	—	—	0.1
Stock-based compensation expense	—	6.6	—	—	—	—	6.6
Change in cash flow hedges	—	—	—	2.2	—	—	2.2
Treasury shares reissued for common stock	—	(0.6)	—	—	(0.1)	1.7	1.1
Treasury stock purchases	—	—	—	—	—	(8.1)	(8.1)
Balance as of March 31, 2024	$0.9	$1,190.6	$3,591.1	$(57.9)	51.5	$(4,355.9)	$368.8

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in millions)	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$120.3	$124.3
Adjustments to reconcile net income to net cash used in operating activities:
Income from equity method investments	(1.2)	(1.2)
Provision for credit losses	1.3	1.8
Unrealized (gains) losses, net on derivative contracts	(0.5)	4.4
Stock-based compensation expense	6.3	6.6
Depreciation and amortization	25.6	24.0
Deferred income taxes	(4.2)	(9.3)
Pension expense	1.1	0.1
Pension contributions	(0.3)	(5.1)
Other items, net	—	(0.1)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	8.3	(24.9)
Inventories	(197.0)	(125.4)
Other current assets	(1.7)	(7.7)
Accounts payable	85.2	65.0
Accrued expenses	(105.1)	(113.8)
Income taxes payable and receivable, net	27.1	34.7
Leases, net	3.4	(1.1)
Other, net	(4.4)	4.9
Net cash used in operating activities	(35.8)	(22.8)
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	0.5	0.5
Purchases of property, plant and equipment	(25.5)	(29.5)
Acquisitions, net of cash	—	1.8
Proceeds from (purchases of) investments and other	1.5	(3.5)
Net cash used in investing activities	(23.5)	(30.7)
Cash flows from financing activities:
Borrowings from debt arrangements	—	303.6
Payments on debt arrangements	(5.0)	(215.1)
Proceeds from employee stock purchases	1.2	1.1
Repurchases of common stock	(85.2)	—
Repurchases of common stock to satisfy employee withholding tax obligations	(11.3)	(8.1)
Cash dividends paid	(40.9)	(39.1)
Net cash (used in) provided by financing activities	(141.2)	42.4
Decrease in cash and cash equivalents	(200.5)	(11.1)
Effect of exchange rates on cash and cash equivalents	2.6	(3.9)
Cash and cash equivalents, beginning of period	415.1	60.7
Cash and cash equivalents, end of period	$217.2	$45.7

Supplemental disclosures of cash flow information:
Interest paid	$19.2	$21.8
Income taxes paid (net of refunds)	$5.1	$4.0

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we","our","us","LII" or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of March 31, 2025, the accompanying unaudited Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, the accompanying unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024, the accompanying unaudited Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2025 and 2024, and the accompanying unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

We use segment profit or loss as the primary measure of profitability to evaluate operating performance and to allocate capital resources. We define segment profit or loss as a segment’s income or loss from continuing operations before interest and income taxes included in the accompanying Consolidated Statements of Operations, excluding certain items. The reconciliation in the table below details the items excluded.

Our corporate costs include those costs related to corporate functions such as legal, internal audit, treasury, human resources, tax compliance and senior executive staff. Any intercompany sales and associated profit (and any other intercompany items) are eliminated from segment results. There were no significant intercompany eliminations for the periods presented.

The chief operating decision maker uses segment profit or loss from operations before interest and income taxes, excluding certain items, and return on sales to allocate resources (including employees, financial, or capital resources) for each segment predominantly in the annual budget and forecasting process. The chief operating decision maker considers budget-to-actual variances in segment profit or loss and its individual components as well as return on sales on a monthly basis when evaluating segment performance and making decisions about allocating resources to the segments.

Our chief operating decision maker is Alok Maskara, Chief Executive Officer.

Key financial information for each segment is shown below (in millions):

	Home Comfort Solutions	Business Climate Solutions	Corporate and Other	Total
Three months ended March 31, 2025
Net Sales(1)	$721.4	$351.2	$—	$1,072.6
Cost of Goods Sold	507.2	237.2	(0.3)	744.1
Selling, general and administrative	98.4	60.4	12.5	171.3
Other (income) expense(2)	(1.0)	0.1	2.5	1.6
Segment profit (loss)(3)	$116.8	$53.5	$(14.7)	$155.6

Three months ended March 31, 2024
Net Sales(1)	$674.6	$372.5	$—	$1,047.1
Cost of Goods Sold	466.1	241.3	(0.3)	707.1
Selling, general and administrative	97.5	53.6	19.6	170.7
Other (income) expense(2)	(1.1)	(0.6)	4.2	2.5
Segment profit (loss)(3)	$112.1	$78.2	$(23.5)	$166.8

(1) On a consolidated basis, no revenue from transactions with a single customer were 10% or greater of our consolidated net sales for any of the periods presented.

(2) Other (income) expense is primarily comprised of (income) loss from equity method investments and losses and other expenses, net.

(3) We define segment profit (loss) as a segment's operating income (loss) included in the accompanying Consolidated Statements of Operations, excluding:
•Restructuring charges, and;
•Loss (gain) on sale from previous dispositions.

The reconciliations of segment profit to Operating income and Net income before income taxes are presented below (in millions):

	For the Three Months Ended March 31,
	2025	2024
Total segment profit(1)	$155.6	$166.8
Reconciliation to Operating income:
Restructuring charges	—	—
Loss (gain) on sale from previous dispositions	—	—
Operating income	155.6	166.8
Reconciliation to income before income taxes:
Pension settlements	0.1	—
Interest expense, net	6.2	11.8
Other expense, net	0.9	0.8
Income before income taxes	$148.4	$154.2

(1)  We define segment profit (loss) as a segment's operating income (loss) included in the accompanying Consolidated Statements of Operations, excluding:
•Restructuring charges, and;
•Loss (gain) on sale from previous dispositions.

Total assets by segment are shown below (in millions) as of:

	March 31, 2025	December 31, 2024
Total Assets:
Home Comfort Solutions	$1,761.6	$1,626.0
Building Climate Solutions	1,108.0	1,052.6
Corporate and Other	585.8	793.2
Total assets	$3,455.4	$3,471.8

The assets in the Corporate and Other segment primarily consist of cash, property, plant and equipment and short-term investments and deferred tax assets. Assets recorded in the operating segments represent those assets directly associated with those segments.

Total capital expenditures by segment are shown below (in millions):

	For the Three Months Ended March 31,
	2025	2024
Capital Expenditures:
Home Comfort Solutions	$11.4	$14.2
Building Climate Solutions	6.3	10.4
Corporate and Other	7.8	4.9
Total capital expenditures	$25.5	$29.5

Depreciation and amortization expenses by segment are shown below (in millions):

	For the Three Months Ended March 31,
	2025	2024
Depreciation and Amortization:
Home Comfort Solutions	$10.4	$10.8
Building Climate Solutions	7.9	5.7
Corporate and Other	7.3	7.5
Total depreciation and amortization	$25.6	$24.0

The income from equity method investments is shown below (in millions):

	For the Three Months Ended March 31,
	2025	2024
Income from Equity Method Investments:
Home Comfort Solutions	$0.7	$0.9
Building Climate Solutions	0.4	0.4
Corporate and Other	0.1	(0.1)
Total income from equity method investments	$1.2	$1.2

Geographic Information

Property, plant and equipment, net for each major geographic area in which we operate, based on the domicile of our operations, are shown below (in millions) as of:

	March 31, 2025	December 31, 2024
Property, Plant and Equipment, net:
United States	$544.3	$537.3
Mexico	255.7	254.0
Canada	2.8	2.9
Other international	7.5	5.9
Total Property, plant and equipment, net	$810.3	$800.1

3. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share were as follows (in millions, except per share data):

	For the Three Months Ended March 31,
	2025	2024
Net income	$120.3	$124.3

Weighted-average shares outstanding – basic	35.5	35.6
Add: Potential effect of dilutive securities attributable to stock-based payments	0.2	0.2
Weighted-average shares outstanding – diluted	35.7	35.8

Earnings per share – Basic:	$3.39	$3.49

Earnings per share – Diluted:	$3.37	$3.47

The following stock appreciation rights and restricted stock units were outstanding but not included in the diluted earnings per share calculation as the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Three Months Ended March 31,
	2025	2024
Weighted-average number of shares	—	—

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

Many of our lease agreements contain renewal options; however, we do not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that we are reasonably certain of renewing the lease at inception or when a triggering event occurs. Some of our lease agreements contain rent escalation clauses (including index-based escalations), rent holidays, capital improvement funding or other lease concessions. We recognize our minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. We amortize this expense over the term of the lease beginning with the date of initial possession. Variable lease components represent amounts that are not fixed in nature and are not tied to an index or rate, and are recognized as incurred. Under certain of our third-party service agreements, we control a specific space or underlying asset used in providing the service by the third-party service provider. These arrangements meet the definition of a lease under ASC 842 and therefore are accounted for under ASC 842.

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

Liabilities for estimated product warranty costs are included in the following captions on the accompanying Consolidated Balance Sheets (in millions) as of:

	March 31, 2025	December 31, 2024
Accrued expenses	$51.2	$49.1
Other liabilities	111.3	109.4
Total warranty liability	$162.5	$158.4
The changes in product warranty liabilities for the three months ended March 31, 2025 were as follows (in millions):

Total warranty liability as of December 31, 2024	$158.4
Warranty claims paid	(8.0)
Changes resulting from issuance of new warranties	11.4
Changes in estimates associated with pre-existing liabilities	0.6
Changes in foreign currency translation rates and other	0.1
Total warranty liability as of March 31, 2025	$162.5

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

5. Stock Repurchases:

Our Board of Directors has authorized a total of $4.0 billion to repurchase shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $1.0 billion share repurchase authorization in July 2021. The Share Repurchase Plans allow us to repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by us, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The Share Repurchase Plans do not require the repurchase of a specific number of shares and may be terminated at any time. As of March 31, 2025, $406.1 million was available for repurchase under the Share Repurchase Plans.

For the three months ended March 31, 2025, we repurchased 144,532 shares at an aggregate cost, inclusive of fees, of $85.8 million.

6. Revenue Recognition:

The following table disaggregates our revenue by business segment by geography which provides information as to the major source of revenue. See Note 2 for additional information on our reportable business segments and the products and services sold in each segment. All amount presented reflect the revised segment presentation.

	For the Three Months Ended March 31, 2025
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Corporate and Other	Consolidated
United States	$667.8	$332.6	$—	$1,000.4
Canada	53.6	18.6	—	72.2
Other international	—	—	—	—
Total	$721.4	$351.2	$—	$1,072.6

	For the Three Months Ended March 31, 2024
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Corporate and Other	Consolidated
United States	$626.1	$357.3	$—	$983.4
Canada	48.5	15.2	—	63.7
Other international	—	—	—	—
Total	$674.6	$372.5	$—	$1,047.1

Home Comfort Solutions - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox stores or to independent distributors. For the three months ended March 31, 2025 and 2024, direct sales represented 73% and 74% of revenues, and sales to independent distributors represented the remainder. Given the nature of our business, customer product orders are fulfilled at a point in time and not over a period of time.

Building Climate Solutions - In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. These products are distributed primarily through commercial contractors and directly to national account customers in the planned replacement, emergency replacement and new construction markets. We manufacture and market equipment for the commercial refrigeration markets under the Heatcraft Worldwide Refrigeration name. Our products are used in the food retail, food service, cold storage as well as non-food refrigeration markets. We sell these products to distributors, installing contractors, engineering design firms, original equipment manufacturers and end-users. We also provide installation, service and preventive maintenance for HVAC national account customers in the United States and Canada, and manufacture curb, curb adapters, drop box diffusers, offers HVAC recycling and salvage services and focuses on multi-family HVAC replacement for expired mechanical assets. Revenue related to service contracts is recognized as the services are performed under the contract based on the relative fair value of the services provided. For the three months ended March 31, 2025 and 2024, equipment sales represented 79% and 83% of revenues and the remainder of our revenue was generated from our service business.

Contract Liabilities - Our contract liabilities consist of advance payments and deferred revenue. Net contract liabilities consisted of the following (in millions) as of:

	March 31, 2025	December 31, 2024
Contract assets	$1.6	$1.2
Contract liabilities - current	(4.6)	(5.0)
Contract liabilities - noncurrent	(8.8)	(8.4)
Total	$(11.8)	$(12.2)

For the three months ended March 31, 2025 and 2024, we recognized revenue of $2.3 million and $5.7 million related to our contract liabilities at January 1, 2025 and 2024, respectively. Impairment losses recognized in our receivables and contract assets were de minimis in 2025 and 2024.

7. Other Financial Statement Details:
Inventories:
The components of inventories are as follows (in millions) as of:

	March 31, 2025	December 31, 2024
Finished goods	$599.6	$422.6
Work in process	8.1	11.0
Raw materials and parts	441.3	410.7
Subtotal	1,049.0	844.3
Excess of current cost over last-in, first-out cost	(146.7)	(139.5)
Total inventories, net	$902.3	$704.8

Goodwill:
The changes in the carrying amount of goodwill in 2025, in total and by segment, are summarized in the table below (in millions):

	Balance as of December 31, 2024	Goodwill Adjustment	Balance as of March 31, 2025
Home Comfort Solutions	$26.1	$—	$26.1
Building Climate Solutions	193.9	—	193.9
Total Goodwill	$220.0	$—	$220.0

We monitor our reporting units for indicators of impairment throughout the year to determine if a change in facts or circumstances warrants a re-evaluation of our goodwill. We have not recorded any goodwill impairments for the three months ended March 31, 2025 or in any periods presented for our continuing businesses.

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

Cash Flow Hedges

We have foreign exchange forward contracts and commodity futures contracts designated as cash flow hedges that are scheduled to mature through September 2026. Unrealized gains or losses from our cash flow hedges are included in Accumulated other comprehensive loss (“AOCL”) and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities and foreign currencies at the settlement dates. We recorded the following amounts in AOCL related to our cash flow hedges (in millions) as of:

	March 31, 2025	December 31, 2024
Unrealized losses (gains), net on unsettled contracts	$(9.4)	$2.0
Income tax (benefit) expense	2.2	(0.6)
Unrealized losses (gains), net included in AOCL, net of tax (1)	$(7.2)	$1.4
(1) Assuming commodity prices and foreign currency exchange rates remain constant, we expect to reclassify $6.6 million of derivative gain as of March 31, 2025 into earnings within the next 12 months.

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

	For the Three Months Ended March 31,
	2025	2024
Stock-based compensation expense	$6.3	$6.6

Equity awards granted in February 2025 were as follows:

	Shares	Weighed-Average Grant Date Fair Value per Share
Performance Share Units	17,427	$560.53
Restricted Stock Units	19,338	$560.53
Stock Appreciation Rights	37,306	$161.50

8. Pension Benefit Plans:

The components of net periodic benefit cost for pension benefits were as follows (in millions):

	For the Three Months Ended March 31,
	2025	2024
Service cost	$0.3	$0.4
Interest cost	2.1	2.2
Expected return on plan assets	(1.8)	(1.9)
Recognized actuarial loss	0.4	0.3
Other	—	0.1
Settlements and curtailments	0.1	—
Net periodic benefit cost	$1.1	$1.1
9. Income Taxes:

As of March 31, 2025, we had approximately $4.7 million in total gross unrecognized tax benefits. If recognized, $4.7 million would be recorded through the Consolidated Statements of Operations.

Our effective tax rate was 18.9% for the three months ended March 31, 2025 compared to 19.4% for the three months ended March 31, 2024. The decrease in rate is primarily due to income in low tax jurisdictions.

We are currently under a limited scope audit by the Internal Revenue Service for our 2021 and 2022 tax years. There are also ongoing U.S. state and local audits and other foreign audits covering fiscal years 2018 through 2023. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years prior to 2018.

10. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions) as of:

	March 31, 2025	December 31, 2024
Current maturities of long-term debt:
Finance lease obligations	$15.4	$14.9
Senior unsecured notes	300.0	300.0
Debt issuance costs	(0.2)	(0.4)
Total current maturities of long-term debt	$315.2	$314.5
Long-Term Debt:
Finance lease obligations	$40.0	$39.5
Senior unsecured notes	800.0	800.0
Debt issuance costs	(5.8)	(6.4)
Total long-term debt	$834.2	$833.1
Total debt	$1,149.4	$1,147.6

Commercial Paper Program

On October 25, 2023, we established a commercial paper program (the “Program”), as a replacement to our Asset Securitization Program which expired in November 2023, pursuant to which we may issue short-term, unsecured commercial paper notes (the “CP Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the CP Notes outstanding under the Program at any time not to exceed $500.0 million. The CP Notes have maturities of up to 397 days from the date of issue and rank pari passu with all of our other unsecured and unsubordinated indebtedness. The net proceeds from issuances of the CP Notes are typically used for general corporate purposes. Our revolving credit facility serves as a liquidity backstop for the repayment of CP Notes outstanding under the Program. There were no CP Notes currently outstanding under the Program as of March 31, 2025.

Credit Agreement

We have an existing $1.1 billion unsecured revolving credit facility dated as of July 14, 2021 (as amended, the "Credit Agreement"), with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. We had no outstanding borrowings and $1.7 million committed to standby letters of credit as of March 31, 2025. Subject to covenant limitations, $1,098.3 million was available for future borrowings after taking into consideration outstanding borrowings under our Program. The Credit Agreement includes a subfacility for swingline loans up to $65.0 million. The Credit Agreement will expire and outstanding loans will be required to be repaid in July 2026, unless maturity is extended by the lenders pursuant to two one-year extension options that we may request under the Credit Agreement.

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

11. Comprehensive Income (Loss):

The following table provides information on items reclassified from AOCL to Net income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended March 31,		Affected Line Item(s) in the Consolidated Statements of Operations
	2025	2024
Gains (Losses) on Cash Flow Hedges:
Derivatives contracts	$2.6	$(2.0)	Cost of goods sold; Losses and other expenses, net
Income tax (expense) benefit	(0.6)	0.5	Provision for income taxes
Net of tax	$2.0	$(1.5)

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(0.4)	$(0.3)	Other expense, net
Pension settlements	(0.1)	—	Pension settlements
Income tax benefit	0.1	0.1	Provision for income taxes
Net of tax	$(0.4)	$(0.2)
Total reclassifications from AOCL	$1.6	$(1.7)

The following table provides information on changes in AOCL, by component (net of tax), for the three months ended March 31, 2025 (in millions):

	Gains (Losses) on Cash Flow Hedges	Share of Equity Method Investments Other Comprehensive Income	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2024	$(1.5)	$0.4	$(45.7)	$(46.9)	$(93.7)
Other comprehensive income (loss) before reclassifications	10.7	—	(0.2)	5.5	16.0
Amounts reclassified from AOCL	(2.0)	—	0.4	(1.3)	(2.9)
Net other comprehensive income (loss)	8.7	—	0.2	4.2	13.1
Balance as of March 31, 2025	$7.2	$0.4	$(45.5)	$(42.7)	$(80.6)

12. Fair Value Measurements:

Fair Value Hierarchy

The methodologies used to determine the fair value of our financial assets and liabilities as of March 31, 2025 were the same as those used as of December 31, 2024.
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

	March 31, 2025	December 31, 2024
Senior unsecured notes	$1,093.4	$1,093.4

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

In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise, except as required by law.

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

The principal elements of cost of goods sold are components, raw materials, factory overhead, labor, estimated costs of warranty expense, and freight and distribution costs. The principal raw materials used in our manufacturing processes are steel, aluminum and copper. In recent years, pricing volatility for these commodities and related components has impacted us and the HVACR industry in general. We seek to mitigate the impact of certain commodity price volatility and tariffs through a combination of pricing actions, vendor contracts, improved production efficiency, and cost reduction initiatives. We also partially mitigate volatility in the prices of these commodities by entering into futures contracts and fixed forward contracts.

Financial Overview

Results for the first quarter of 2025 were driven by overall year-over-year sales increases while operating income decreased. Net sales increased 7% and segment profit increased $5 million for our Home Comfort Solutions segment. Net sales decreased 6% and segment profit decreased $25 million for our Building Climate Solutions segment. Segment loss decreased $9 million for our Corporate and Other segment.

Financial Highlights

•Net sales of $1,073 million in the first quarter of 2025 reflected a 2% increase as compared to the same period in 2024.
•Operating income in the first quarter of 2025 decreased $11 million to $156 million as higher material costs, primarily related to tariff impacts and factory inefficiencies, and lower sales volumes were partially offset by favorable price and mix.
•Net income for the first quarter of 2025 was $120 million.
•Diluted earnings per share was $3.37 per share in the first quarter of 2025 as compared to $3.47 per share in the same period in 2024.
•For the three months ended March 31, 2025, we returned $41 million to shareholders through dividend payments.

For 2025, we expect additional pricing gains to overcome tariffs while preserving profit margins and offsetting the impact of potential volume declines.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended March 31,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2025	2024		2025	2024
Net sales	$1,072.6	$1,047.1	2.4%	100.0%	100.0%
Cost of goods sold	744.1	707.1	(5.2)	69.4	67.5
Gross profit	328.5	340.0	(3.4)	30.6	32.5
Selling, general and administrative expenses	171.3	170.7	(0.4)	16.0	16.3
Losses and other expenses, net	2.8	3.7	24.3	0.3	0.4
Income from equity method investments	(1.2)	(1.2)	—	(0.1)	(0.1)
Operating income	$155.6	$166.8	(6.7)%	14.5%	15.9%

Net Sales

Net sales for the first quarter of 2025 increased 2% as compared to the same period in 2024 primarily due to a 6% increase in price and mix, which was partially offset by a 4% decrease in sales volumes.

Gross Profit

Gross profit margins in the first quarter of 2025 decreased 190 basis points ("bps") to 30.6% as compared to 32.5% in the same period in 2024. Gross margins decreased 270 bps from higher product costs primarily related to tariff impacts and factory inefficiencies and 110 bps from higher freight and distribution costs, which were partially offset by 190 bps from favorable price and mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") remained flat at $171 million in the first quarter of 2025 as compared to the same period in 2024.

Losses (gains) and Other Expenses, Net

Losses (gains) and other expenses, net for the first quarter of 2025 and 2024 included the following (in millions):

	For the Three Months Ended March 31,
	2025	2024
Foreign currency exchange losses	0.8	1.3
Gain on disposal of fixed assets	(0.1)	(0.4)
Other operating loss	—	0.3
Net change in unrealized losses (gains) on unsettled futures contracts	—	0.1
Environmental liabilities and special litigation charges	2.1	2.4
Losses (gains) and other expenses, net (pre-tax)	$2.8	$3.7

Income from Equity Method Investments

Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments was $1 million in the first quarter of 2025 consistent with 2024.

Interest Expense, net

Interest expense, net decreased to $6 million in the first quarter of 2025 from $12 million in the same period in 2024 primarily due to lower borrowings.

Income Taxes

Our effective tax rate was 18.9% for the first quarter of 2025 as compared to 19.4% in the same period in 2024. The decrease in rate is primarily due to income in low tax jurisdictions.

First Quarter of 2025 Compared to First Quarter of 2024 - Results by Segment

Home Comfort Solutions

The following table presents our Home Comfort Solutions segment's net sales and profit for the first quarter of 2025 and 2024 (dollars in millions):

	For the Three Months Ended March 31,
	2025	2024	Difference	% Change
Net sales	$721.4	$674.6	$46.8	7%
Profit	$116.8	$112.1	$4.7	4%
% of net sales	16.2%	16.6%
Net sales increased 7% in the first quarter of 2025 as compared to the same period in 2024 due to favorable price and mix.

Segment profit in the first quarter of 2025 increased $5 million as compared to the same period in 2024 primarily due to $31 million from favorable price and mix, which was partially offset by $15 million from higher product and other material costs, including tariffs, and $11 million from higher freight and distribution costs and other miscellaneous items.

Building Climate Solutions

The following table presents our Building Climate Solutions segment's net sales and profit for the first quarter of 2025 and 2024 (dollars in millions):

	For the Three Months Ended March 31,
	2025	2024	Difference	% Change
Net sales	$351.2	$372.5	$(21.3)	(6)%
Profit	$53.5	$78.2	$(24.7)	(32)%
% of net sales	15.2%	21.0%

Net sales decreased 6% in the first quarter of 2025 as compared to the same period in 2024 primarily due to lower sales volumes of 9% which was partially offset by favorable price and mix of 3%.

Segment profit in the first quarter of 2025 decreased $25 million as compared to the same period in 2024 primarily due to $12 million from lower sales volumes, $14 million from higher costs related to the new factory ramp up, manufacturing inefficiencies at existing facilities, and the impact of tariffs, and $8 million in investments in emergency replacement sales force and other miscellaneous items, which were partially offset by $9 million from favorable price and mix.

Corporate and Other

The following table presents our Corporate and Other segment's net sales and loss for the first quarter of 2025 and 2024 (dollars in millions):

	For the Three Months Ended March 31,
	2025	2024	Difference	% Change
Net sales	$—	$—	$—	—%
Loss	$(14.7)	$(23.5)	$8.8	37%

Segment loss decreased $9 million in the first quarter of 2025 as compared to the same period in 2024 due to a $7 million reduction in SG&A costs and $2 million from miscellaneous and other items.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and a commercial paper program (as described below). Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the three months ended March 31, 2025 and 2024 (in millions):

	For the Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(35.8)	$(22.8)
Net cash used in investing activities	(23.5)	(30.7)
Net cash (used in) provided by financing activities	(141.2)	42.4

Net Cash Used In Operating Activities - The change in net cash used in operating activities for the three months ended March 31, 2025 compared to the net cash used in operating activities for the same period in 2024 primarily reflects less favorable changes in working capital.

Net Cash Used In Investing Activities - Capital expenditures were $26 million for the three months ended March 31, 2025 compared to $30 million in the same period of 2024. Reduction in capital expenditures was primarily driven by the general expansion of manufacturing capacity and equipment of the Commercial factory in Mexico in 2024.

Net Cash (Used In) Provided By Financing Activities - Net cash used in financing activities for the three months ended March 31, 2025 increased to $141 million as compared to $42 million provided by in the same period of 2024. The change was primarily due to changes in net borrowings and repayments of long-term debt and repurchase of common stock through our share repurchase program. We returned $41 million to shareholders through dividend payments for the three months ended March 31, 2025 and $39 million in the same period of 2024.

Debt Position

The following table details our lines of credit and financing arrangements as of March 31, 2025 (in millions):

Outstanding Borrowings

Current maturities of long-term debt:
Finance lease obligations	$15.4
Senior unsecured notes	300.0
Debt issuance costs	(0.2)
Total current maturities of long-term debt	$315.2

Long-term debt:
Finance lease obligations	$40.0
Senior unsecured notes	800.0
Debt issuance costs	(5.8)
Total long-term debt	$834.2
Total debt	$1,149.4

Commercial Paper Program

On October 25, 2023, we established a commercial paper program, as a replacement to our Asset Securitization Program which expired in November 2023, pursuant to which we may issue short-term, unsecured commercial paper notes under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the CP Notes outstanding under the Program at any time not to exceed $500.0 million. The CP Notes have maturities of up to 397 days from the date of issue and rank pari passu with all of our other unsecured and unsubordinated indebtedness. The net proceeds from issuances of the CP Notes are typically used for general corporate purposes. Our revolving credit facility serves as a liquidity backstop for the repayment of CP Notes outstanding under the Program. There are no CP Notes currently outstanding under the Program as of March 31, 2025.

Credit Agreement

We have an existing $1.1 billion unsecured revolving credit facility dated as of July 14, 2021 (as amended, the "Credit Agreement"), with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. We had no outstanding borrowings and $1.7 million committed to standby letters of credit as of March 31, 2025. Subject to covenant limitations, $1,098.3 million was available for future borrowings after taking into consideration outstanding borrowings under our Program. The Credit Agreement includes a subfacility for swingline loans up to $65.0 million. The Credit Agreement will expire and outstanding loans will be required to be repaid in July 2026, unless maturity is extended by the lenders pursuant to two one-year extension options that we may request under the Credit Agreement.

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

In the event of a credit rating downgrade below investment grade resulting from a change of control, holders of our senior unsecured notes will have the right to require us to repurchase all or a portion of the senior unsecured notes at a repurchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any. All the Notes are guaranteed, on a senior unsecured basis, by the Guarantor Subsidiaries. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the Guarantor Subsidiaries to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of March 31, 2025, we believe we were in compliance with all covenant requirements.

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio remains unchanged at 57% as of March 31, 2025, as compared to December 31, 2024.

As of March 31, 2025, our senior credit ratings were Baa2 with a POS outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $217.2 million, future cash generated from operations and available borrowing capacity are sufficient to fund operations, planned capital expenditures, future contractual obligations, potential share repurchases and dividends, and other needs in the foreseeable future, including the maturity of $300.0 million senior unsecured notes on August 1, 2025. Included in our cash and cash equivalents of $217.2 million as of March 31, 2025 was $20 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. An actual repatriation in the future from our non-U.S. subsidiaries could be subject to foreign withholding taxes and U.S. state taxes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting LII, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Our exposure to market risk has not changed materially since December 31, 2024.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition or results of operations. There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In the first quarter of 2025, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans (in millions) (1)
January 1 through January 31	19,990	$631.75	19,990	$479.2
February 1 through February 28	104,587	$588.17	104,587	$417.7
March 1 through March 31	19,955	$582.00	19,955	$406.1
	144,532		144,532

(1) Since the inception of the Company’s share repurchase program in 2008, the Board has authorized share repurchases in an amount not to exceed $4.0 billion (the "Share Repurchase Plans"). The Share Repurchase Plans do not have an expiration date. See Note 5 in the Notes to the Consolidated Financial Statement for further details.

Item 5. Other Information

Rule 10b5-1 Plan Elections

Sivasankaran Somasundaram, a director, adopted a non-Rule 10b5-1 trading arrangement on February 11, 2025, pursuant to which he elected to receive all of his director retainer to be paid between July 1, 2025 and June 30, 2026 in shares of the Company's common stock. The amount of shares to be awarded will be determined based on the closing price of the Company's common stock on the second Friday of each quarter during the payment period.

John W. Norris, III, a director, adopted a prearranged stock trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act on February 20, 2025. Mr. Norris’ plan provides for the sale of approximately 31,899 shares of the Company's common stock between May 22, 2025 and January 25, 2026.

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

4.8	Form of 5.500% Notes due 2028 (filed as Exhibit A in Exhibit 4.2 to LII's Current Report on Form 8-K filed on September 15, 2023 and incorporated herein by reference).
10.3*	Form of Employment Agreement entered into between LII and certain executive officers of LII (current version) (filed herewith).
10.9*
Form of Long-Term Incentive Award Agreement for U.S. Employees - Vice President and Above (for use under the 2019 Incentive Plan) (2025 version) (filed as Exhibit 10.9 to LII's Annual Report on Form 10-K filed on February 11, 2025 and incorporated herein by reference).

22.1	List of Guarantor Subsidiaries (filed as Exhibit 22.1 to LII's Annual Report on Form 10-K filed on February 13, 2024, and incorporated herein by reference).
31.1	Certification of the principal executive officer (filed herewith).
31.2	Certification of the principal financial officer (filed herewith).
32.1	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
99.1	Lennox International Inc. 2022 Employee Stock Purchase Plan (Amended and Restated Effective July 1, 2025) (filed herewith).
101	INS Inline XBRL Instance Document
101	SCH Inline XBRL Taxonomy Extension Schema Document
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101	LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: April 23, 2025