Form 10-Q
period 2025-06-30
LENNOX INTERNATIONAL INC
filed 2025-07-23
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of July 14, 2025, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 35,124,281.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three and six months ended June 30, 2025

i

Part I - Financial Information
Item 1. Financial Statements

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except shares and par values)	As of June 30, 2025	As of December 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$49.2	$415.1
Short-term investments	5.9	7.2
Accounts and notes receivable, net of allowances of $12.6 and $17.8 in 2025 and 2024, respectively	868.2	661.1
Inventories, net	1,001.9	704.8
Other current assets	78.3	96.0
Total current assets	2,003.5	1,884.2
Property, plant and equipment, net of accumulated depreciation of $1,002.1 and $956.8 in 2025 and 2024, respectively	825.6	800.1
Right-of-use assets from operating leases	346.4	327.2
Goodwill	220.0	220.0
Deferred income taxes	81.4	75.1
Other assets, net	175.8	165.2
Total assets	$3,652.7	$3,471.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$582.7	$490.0
Accrued expenses	384.8	435.4
Income taxes payable	26.5	—
Commercial paper	29.0	—
Current maturities of long-term debt	316.4	314.5
Current operating lease liabilities	78.5	73.4
Total current liabilities	1,417.9	1,313.3
Long-term debt	835.7	833.1
Long-term operating lease liabilities	286.2	267.6
Pensions	20.5	18.9
Other liabilities	191.9	188.7
Total liabilities	2,752.2	2,621.6
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,228.3	1,213.3
Retained earnings	4,462.1	4,150.8
Accumulated other comprehensive loss	(61.4)	(93.7)
Treasury stock, at cost, 52,039,456 shares and 51,573,986 shares for 2025 and 2024, respectively	(4,729.4)	(4,421.1)
Total stockholders' equity	900.5	850.2
Total liabilities and stockholders' equity	$3,652.7	$3,471.8

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$1,500.9	$1,451.1	$2,573.5	$2,498.2
Cost of goods sold	978.4	962.9	1,722.5	1,670.0
Gross profit	522.5	488.2	851.0	828.2
Operating Expenses:
Selling, general and administrative expenses	173.3	168.5	344.6	339.2
(Gains) losses and other expenses, net	(2.7)	3.7	0.1	7.4
Gain on sale from previous dispositions	—	(1.6)	—	(1.6)
Income from equity method investments	(2.1)	(2.5)	(3.3)	(3.7)
Operating income	354.0	320.1	509.6	486.9
Pension settlements	0.1	0.3	0.2	0.3
Interest expense, net	8.3	12.5	14.5	24.3
Other expense, net	0.6	0.3	1.5	1.1
Net income before income taxes	345.0	307.0	493.4	461.2
Provision for income taxes	67.4	61.1	95.5	91.0
Net income	$277.6	$245.9	$397.9	$370.2

Earnings per share – Basic:	$7.86	$6.91	$11.24	$10.40

Earnings per share – Diluted:	$7.82	$6.87	$11.18	$10.34

Weighted Average Number of Shares Outstanding - Basic	35.3	35.6	35.4	35.6
Weighted Average Number of Shares Outstanding - Diluted	35.5	35.8	35.6	35.8

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$277.6	$245.9	$397.9	$370.2
Other comprehensive income (loss):
Foreign currency translation adjustments	15.9	(6.2)	20.1	(9.5)
Net change in pension and post-retirement liabilities	(0.5)	(1.0)	(0.7)	(1.1)
Reclassification of pension and post-retirement benefit losses into earnings	0.4	0.1	0.8	0.4
Pension settlements	0.1	0.3	0.2	0.3
Net change in fair value of cash flow hedges	6.1	5.2	16.8	5.9
Reclassification of cash flow hedge (gains) losses into earnings	(3.4)	(1.6)	(6.0)	0.4
Other comprehensive income (loss) before taxes	18.6	(3.2)	31.2	(3.6)
Tax benefit (expense)	0.6	0.3	1.1	(0.3)
Other comprehensive income (loss), net of tax	19.2	(2.9)	32.3	(3.9)
Comprehensive income	$296.8	$243.0	$430.2	$366.3
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three and six months ended June 30, 2025 and 2024
(Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Equity
(For the three months ended June 30, 2025)					Shares	Amount
Balance as of March 31, 2025	$0.9	$1,219.0	$4,230.3	$(80.6)	51.7	$(4,517.1)	$852.5
Net income	—	—	277.6	—	—	—	277.6
Dividends, $1.30 per share	—	—	(45.8)	—	—	—	(45.8)
Foreign currency translation adjustments	—	—	—	15.9	—	—	15.9
Pension and post-retirement liability changes	—	—	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	8.2	—	—	—	—	8.2
Change in cash flow hedges	—	—	—	3.5	—	—	3.5
Treasury shares reissued for common stock	—	1.1	—	—	—	0.4	1.5
Treasury stock purchases	—	—	—	—	0.3	(212.7)	(212.7)
Balance as of June 30, 2025	$0.9	$1,228.3	$4,462.1	$(61.4)	52.0	$(4,729.4)	$900.5

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Equity
(For the three months ended June 30, 2024)					Shares	Amount
Balance as of March 31, 2024	$0.9	$1,190.6	$3,591.1	$(57.9)	51.5	$(4,355.9)	$368.8
Net income	—	—	245.9	—	—	—	245.9
Dividends, $1.10 per share	—	—	(41.0)	—	—	—	(41.0)
Foreign currency translation adjustments	—	—	—	(6.2)	—	—	(6.2)
Pension and post-retirement liability changes	—	—	—	(0.7)	—	—	(0.7)
Stock-based compensation expense	—	6.4	—	—	—	—	6.4
Change in cash flow hedges	—	—	—	4.0	—	—	4.0
Treasury shares reissued for common stock	—	0.9	—	—	—	0.4	1.3
Treasury stock purchases	—	—	—	—	—	(1.1)	(1.1)
Balance as of June 30, 2024	$0.9	$1,197.9	$3,796.0	$(60.8)	51.5	$(4,356.6)	$577.4

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three and six months ended June 30, 2025 and 2024
(Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Equity
(For the six months ended June 30, 2025)					Shares	Amount
Balance as of December 31, 2024	$0.9	$1,213.3	$4,150.8	$(93.7)	$51.6	$(4,421.1)	$850.2
Net income	—	—	397.9	—	—	—	397.9
Dividends, $2.45 per share	—	—	(86.6)	—	—	—	(86.6)
Foreign currency translation adjustments	—	—	—	20.1	—	—	20.1
Stock-based compensation expense	—	14.5	—	—	—	—	14.5
Change in cash flow hedges	—	—	—	12.2	—	—	12.2
Treasury shares reissued for common stock	—	0.5	—	—	(0.1)	2.1	2.6
Treasury stock purchases	—	—	—	—	0.5	(310.4)	(310.4)
Balance as of June 30, 2025	$0.9	$1,228.3	$4,462.1	$(61.4)	$52.0	$(4,729.4)	$900.5

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Equity (Deficit)
(For the six months ended June 30, 2024)					Shares	Amount
Balance as of December 31, 2023	$0.9	$1,184.6	$3,506.2	$(56.9)	$51.6	$(4,349.5)	$285.3
Net income	—	—	370.2	—	—	—	370.2
Dividends, $2.25 per share	—	—	(80.4)	—	—	—	(80.4)
Foreign currency translation adjustments	—	—	—	(9.5)	—	—	(9.5)
Pension and post-retirement liability changes	—	—	—	(0.6)	—	—	(0.6)
Stock-based compensation expense	—	13.3	—	—	—	—	13.3
Change in cash flow hedges	—	—	—	6.2	—	—	6.2
Treasury shares reissued for common stock	—	—	—	—	(0.1)	2.0	2.0
Treasury stock purchases	—	—	—	—	—	(9.1)	(9.1)
Balance as of June 30, 2024	$0.9	$1,197.9	$3,796.0	$(60.8)	$51.5	$(4,356.6)	$577.4

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in millions)	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$397.9	$370.2
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale from previous dispositions	—	(1.6)
Income from equity method investments	(3.3)	(3.7)
Provision for credit losses	0.8	3.4
Unrealized (gains) losses, net on derivative contracts	(0.3)	0.5
Stock-based compensation expense	14.5	13.3
Depreciation and amortization	52.4	49.2
Deferred income taxes	(10.7)	(13.4)
Pension expense	2.1	2.0
Pension contributions	(0.6)	(5.1)
Other items, net	—	(0.1)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(205.9)	(270.8)
Inventories	(293.0)	(78.9)
Other current assets	4.4	(2.5)
Accounts payable	88.2	76.2
Accrued expenses	(52.7)	(22.1)
Income taxes payable and receivable, net	55.2	40.1
Leases, net	4.4	1.8
Other, net	(2.4)	2.7
Net cash provided by operating activities	51.0	161.2
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	0.9	1.1
Purchases of property, plant and equipment	(54.0)	(62.2)
Net proceeds from previous disposition	—	4.1
Acquisitions, net of cash	—	1.8
Proceeds from (purchases of) investments and other	1.5	(2.0)
Net cash used in investing activities	(51.6)	(57.2)
Cash flows from financing activities:
Commercial paper borrowings	141.1	374.0
Commercial paper payments	(112.1)	(377.0)
Borrowings from debt arrangements	—	156.7
Payments on debt arrangements	(9.2)	(186.6)
Payments of deferred financing costs	(1.7)	—
Proceeds from employee stock purchases	2.6	2.0
Repurchases of common stock	(294.8)	—
Repurchases of common stock to satisfy employee withholding tax obligations	(12.4)	(9.1)
Cash dividends paid	(81.7)	(78.3)
Net cash used in financing activities	(368.2)	(118.3)
Decrease in cash and cash equivalents	(368.8)	(14.3)
Effect of exchange rates on cash and cash equivalents	2.9	1.2
Cash and cash equivalents, beginning of period	415.1	60.7
Cash and cash equivalents, end of period	$49.2	$47.6

Supplemental disclosures of cash flow information:
Interest paid	$19.6	$25.6
Income taxes paid (net of refunds)	$44.0	$60.2

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we","our","us","LII" or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of June 30, 2025, the accompanying unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, the accompanying unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024, the accompanying unaudited Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2025 and 2024, and the accompanying unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our chief operating decision maker is Alok Maskara, Chief Executive Officer.

Key financial information for each segment is shown below (in millions):

	Home Comfort Solutions	Business Climate Solutions	Corporate and Other	Total
Three months ended June 30, 2025
Net Sales(1)	$1,009.3	$491.6	$—	$1,500.9
Cost of Goods Sold	668.3	308.9	1.2	978.4
Selling, general and administrative	91.4	61.1	20.8	173.3
Other (income) expense(2)	(5.6)	(0.9)	1.7	(4.8)
Segment profit (loss)(3)	$255.2	$122.5	$(23.7)	$354.0

Three months ended June 30, 2024
Net Sales(1)	$982.3	$468.8	$—	$1,451.1
Cost of Goods Sold	661.1	301.0	0.8	962.9
Selling, general and administrative	94.5	55.3	18.7	168.5
Other (income) expense(2)	(1.8)	(1.5)	4.5	1.2
Segment profit (loss)(3)	$228.5	$114.0	$(24.0)	$318.5

	Home Comfort Solutions	Business Climate Solutions	Corporate and Other	Total
Six months ended June 30, 2025
Net Sales(1)	$1,730.7	$842.8	$—	$2,573.5
Cost of Goods Sold	1,175.5	546.0	0.9	1,722.5
Selling, general and administrative	189.8	121.4	33.4	344.6
Other (income) expense(2)	(6.6)	(0.8)	4.2	(3.2)
Segment profit (loss)(3)	$372.0	$176.0	$(38.4)	$509.6

Six months ended June 30, 2024
Net Sales(1)	$1,656.9	$841.3	$—	$2,498.2
Cost of Goods Sold	1,127.2	542.3	0.5	1,670.0
Selling, general and administrative	192.1	108.9	38.2	339.2
Other (income) expense(2)	(3.0)	(2.1)	8.8	3.7
Segment profit (loss)(3)	$340.6	$192.2	$(47.5)	$485.3

(1) On a consolidated basis, no revenue from transactions with a single customer were 10% or greater of our consolidated net sales for any of the periods presented.

(2) Other (income) expense is primarily comprised of income from equity method investments and (gains) losses and other expenses, net.

(3) We define segment profit (loss) as a segment's operating income (loss) included in the accompanying Consolidated Statements of Operations, excluding:
•Restructuring charges, and
•Loss (gain) on sale from previous dispositions.

The reconciliations of segment profit to Operating income and Net income before income taxes are presented below (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Total segment profit(1)	$354.0	$318.5	$509.6	$485.3
Reconciliation to Operating income:
Restructuring charges	—	—	—	—
Gain on sale from previous dispositions	—	(1.6)	—	(1.6)
Operating income	354.0	320.1	509.6	486.9
Reconciliation to income before income taxes:
Pension settlements	0.1	0.3	0.2	0.3
Interest expense, net	8.3	12.5	14.5	24.3
Other expense, net	0.6	0.3	1.5	1.1
Income before income taxes	$345.0	$307.0	$493.4	$461.2

(1)  We define segment profit (loss) as a segment's operating income (loss) included in the accompanying Consolidated Statements of Operations, excluding:
•Restructuring charges, and
•Loss (gain) on sale from previous dispositions.

Total assets by segment are shown below (in millions) as of:

	June 30, 2025	December 31, 2024
Total Assets:
Home Comfort Solutions	$1,989.3	$1,626.0
Building Climate Solutions	1,249.1	1,052.6
Corporate and Other	414.3	793.2
Total assets	$3,652.7	$3,471.8

The assets in the Corporate and Other segment primarily consist of cash, property, plant and equipment, short-term investments, and deferred tax assets. Assets recorded in the operating segments represent those assets directly associated with those segments.

Total capital expenditures by segment are shown below (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Capital Expenditures:
Home Comfort Solutions	$11.8	$14.6	$23.2	$28.8
Building Climate Solutions	6.2	11.8	12.5	22.2
Corporate and Other	10.5	6.3	18.3	11.2
Total capital expenditures	$28.5	$32.7	$54.0	$62.2

Depreciation and amortization expenses by segment are shown below (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation and Amortization:
Home Comfort Solutions	$11.5	$11.5	$21.9	$22.3
Building Climate Solutions	8.0	6.3	15.9	12.0
Corporate and Other	7.3	7.4	14.6	14.9
Total depreciation and amortization	$26.8	$25.2	$52.4	$49.2

The income from equity method investments is shown below (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Income from Equity Method Investments:
Home Comfort Solutions	$1.7	$1.7	$2.4	$2.6
Building Climate Solutions	0.4	0.8	0.8	1.2
Corporate and Other	—	—	0.1	(0.1)
Total income from equity method investments	$2.1	$2.5	$3.3	$3.7

Geographic Information

Property, plant and equipment, net for each major geographic area in which we operate, based on the domicile of our operations, are shown below (in millions) as of:

	June 30, 2025	December 31, 2024
Property, Plant and Equipment, net:
United States	$549.8	$537.3
Mexico	264.2	254.0
Canada	4.1	2.9
Other international	7.5	5.9
Total Property, plant and equipment, net	$825.6	$800.1

3. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share were as follows (in millions, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$277.6	$245.9	$397.9	$370.2

Weighted-average shares outstanding – basic	35.3	35.6	35.4	35.6
Add: Potential effect of dilutive securities attributable to stock-based payments	0.2	0.2	0.2	0.2
Weighted-average shares outstanding – diluted	35.5	35.8	35.6	35.8

Earnings per share – Basic:	$7.86	$6.91	$11.24	$10.40

Earnings per share – Diluted:	$7.82	$6.87	$11.18	$10.34

The following stock appreciation rights and restricted stock units were outstanding but not included in the diluted earnings per share calculation as the assumed exercise of such rights would have been anti-dilutive (in millions, except for per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Weighted-average number of shares	—	—	—	—

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

Liabilities for estimated product warranty costs are included in the following captions on the accompanying Consolidated Balance Sheets (in millions) as of:

	June 30, 2025	December 31, 2024
Accrued expenses	$47.4	$49.1
Other liabilities	116.7	109.4
Total warranty liability	$164.1	$158.4
The changes in product warranty liabilities for the six months ended June 30, 2025 were as follows (in millions):

Total warranty liability as of December 31, 2024	$158.4
Warranty claims paid	(20.4)
Changes resulting from issuance of new warranties	24.8
Changes in estimates associated with pre-existing liabilities	0.8
Changes in foreign currency translation rates and other	0.5
Total warranty liability as of June 30, 2025	$164.1

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

5. Stock Repurchases:

Our Board of Directors has authorized a total of $5.0 billion to repurchase shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $1.0 billion share repurchase authorization in May 2025. The Share Repurchase Plans allow us to repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by us, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The Share Repurchase Plans do not require the repurchase of a specific number of shares and may be terminated at any time. As of June 30, 2025, $1,196.5 million was available for repurchase under the Share Repurchase Plans.

For the three and six months ended June 30, 2025, we repurchased 371,133 and 515,665 shares, respectively, at an aggregate cost, inclusive of fees, of $209.6 million and $295.4 million, respectively.

6. Revenue Recognition:

The following table disaggregates our revenue by business segment by geography which provides information as to the major source of revenue. See Note 2 for additional information on our reportable business segments and the products and services sold in each segment.

	For the Three Months Ended June 30, 2025
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Corporate and Other	Consolidated
United States	$941.0	$455.6	$—	$1,396.6
Canada	68.3	36.0	—	104.3
Total	$1,009.3	$491.6	$—	$1,500.9

	For the Three Months Ended June 30, 2024
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Corporate and Other	Consolidated
United States	$923.5	$445.0	$—	$1,368.5
Canada	58.8	23.8	—	82.6
Total	$982.3	$468.8	$—	$1,451.1

	For the Six Months Ended June 30, 2025
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Corporate and Other	Consolidated
United States	$1,608.9	$788.3	$—	$2,397.2
Canada	121.8	54.5	—	176.3
Total	$1,730.7	$842.8	$—	$2,573.5

	For the Six Months Ended June 30, 2024
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Corporate and Other	Consolidated
United States	$1,549.6	$802.3	$—	$2,351.9
Canada	107.3	39.0	—	146.3
Total	$1,656.9	$841.3	$—	$2,498.2

Home Comfort Solutions - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox stores or to independent distributors. For the three months ended June 30, 2025 and 2024, direct sales represented 74% and 76% of revenues, and sales to independent distributors represented the remainder. For the six months ended June 30, 2025 and 2024, direct sales represented 74% and 75% of revenues, and sales to independent distributors represented the remainder. Given the nature of our business, customer product orders are fulfilled at a point in time and not over a period of time.

Building Climate Solutions - In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. These products are distributed primarily through commercial contractors and directly to national account customers in the planned replacement, emergency replacement and new construction markets. We manufacture and market equipment for the commercial refrigeration markets under the Heatcraft Worldwide Refrigeration name. Our products are used in the food retail, food service, cold storage as well as non-food refrigeration markets. We sell these products to distributors, installing contractors, engineering design firms, original equipment manufacturers and end-users. We also provide installation, service and preventive maintenance for HVAC national account customers in the United States and Canada; manufacture curb, curb adapters, drop box diffusers; offer HVAC recycling and salvage services; and focus on multi-family HVAC replacement for expired mechanical assets. Revenue related to service contracts is recognized as the services are performed under the contract based on the relative fair value of the services provided. For the three months ended June 30, 2025 and 2024, equipment sales represented 81% and 82% of revenues and the remainder of our revenue was generated from our service business. For the six months ended June 30, 2025 and 2024, equipment sales represented 80% and 81% of revenues and the remainder of our revenue was generated from our service business.

Contract Liabilities - Our contract liabilities consist of advance payments and deferred revenue. Net contract liabilities consisted of the following (in millions) as of:

	June 30, 2025	December 31, 2024
Contract assets	$1.7	$1.2
Contract liabilities - current	(9.7)	(5.0)
Contract liabilities - noncurrent	(9.5)	(8.4)
Total	$(17.5)	$(12.2)

For the three months ended June 30, 2025 and 2024, we recognized revenue of $0.8 million and $0.4 million and for the six months ended June 30, 2025 and 2024, we recognized revenue of $3.1 million and $6.1 million related to our contract liabilities at January 1, 2025 and 2024, respectively. Impairment losses recognized in our receivables and contract assets were de minimis in 2025 and 2024.

7. Other Financial Statement Details:
Inventories:
The components of inventories are as follows (in millions) as of:

	June 30, 2025	December 31, 2024
Finished goods	$692.5	$422.6
Work in process	13.3	11.0
Raw materials and parts	445.7	410.7
Subtotal	1,151.5	844.3
Excess of current cost over last-in, first-out cost	(149.6)	(139.5)
Total inventories, net	$1,001.9	$704.8

Goodwill:
The changes in the carrying amount of goodwill in 2025, in total and by segment, are summarized in the table below (in millions):

	Balance as of December 31, 2024	Goodwill Adjustment	Balance as of June 30, 2025
Home Comfort Solutions	$26.1	$—	$26.1
Building Climate Solutions	193.9	—	193.9
Total Goodwill	$220.0	$—	$220.0

We monitor our reporting units for indicators of impairment throughout the year to determine if a change in facts or circumstances warrants a re-evaluation of our goodwill. We have not recorded any goodwill impairments for the six months ended June 30, 2025 or in any periods presented.

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

Interest Rate Risk - A portion of our debt may bear interest at variable rates, and as a result, we are subject to variability in the cash paid for interest. To mitigate a portion of that risk, we may choose to engage in an interest rate swap hedging strategy to eliminate the variability of interest payment cash flows. We are not currently hedged against interest rate risk.

Foreign Currency Risk - Foreign currency exchange rate movements create a degree of risk by affecting the U.S. dollar value of assets and liabilities arising in foreign currencies. We seek to mitigate the impact of currency exchange rate movements on certain short-term transactions by periodically entering into foreign currency forward contracts.

Cash Flow Hedges

We have foreign exchange forward contracts and commodity futures contracts designated as cash flow hedges that are scheduled to mature through December 2026. Unrealized gains or losses from our cash flow hedges are included in Accumulated other comprehensive loss (“AOCL”) and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities and foreign currencies at the settlement dates. We recorded the following amounts in AOCL related to our cash flow hedges (in millions) as of:

	June 30, 2025	December 31, 2024
Unrealized (gains) losses, net on unsettled contracts	$(14.2)	$2.0
Income tax expense (benefit)	3.5	(0.6)
Unrealized (gains) losses, net included in AOCL, net of tax (1)	$(10.7)	$1.4
(1) Assuming commodity prices and foreign currency exchange rates remain constant, we expect to reclassify $10.4 million of derivative gain as of June 30, 2025 into earnings within the next 12 months.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based compensation expense	$8.2	$6.4	$14.5	$13.3

8. Pension Benefit Plans:

The components of net periodic benefit cost for pension benefits were as follows (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Service cost	$0.3	$0.4	$0.6	$0.8
Interest cost	2.0	2.2	4.1	4.3
Expected return on plan assets	(1.8)	(1.9)	(3.6)	(3.8)
Amortization of prior service cost	(0.1)	—	(0.1)	—
Recognized actuarial loss	0.5	0.2	0.9	0.4
Settlements and curtailments	0.1	0.3	0.2	0.3
Net periodic benefit cost	$1.0	$1.2	$2.1	$2.0
9. Income Taxes:

As of June 30, 2025, we had approximately $4.9 million in total gross unrecognized tax benefits. If recognized, $4.9 million would be recorded through the Consolidated Statements of Operations.

Our effective tax rate was 19.5% for the three months ended June 30, 2025 compared to 19.9% for the three months ended June 30, 2024. The decrease in rate is primarily due to higher income in low tax jurisdictions.

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

10. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions) as of:

	June 30, 2025	December 31, 2024
Commercial paper	$29.0	$—
Current maturities of long-term debt:
Finance lease obligations	$16.5	$14.9
Senior unsecured notes	300.0	300.0
Debt issuance costs	(0.1)	(0.4)
Total current maturities of long-term debt	$316.4	$314.5
Long-Term Debt:
Finance lease obligations	$42.7	$39.5
Senior unsecured notes	800.0	800.0
Debt issuance costs	(7.0)	(6.4)
Total long-term debt	$835.7	$833.1
Total debt	$1,181.1	$1,147.6

Commercial Paper Program

On October 25, 2023, we established a commercial paper program (the “Program”), as a replacement to our Asset Securitization Program which expired in November 2023, pursuant to which we may issue short-term, unsecured commercial paper notes (the “CP Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the CP Notes outstanding under the Program at any time not to exceed $500.0 million. The CP Notes have maturities of up to 397 days from the date of issue and rank pari passu with all of our other unsecured and unsubordinated indebtedness. The net proceeds from issuances of the CP Notes are typically used for general corporate purposes. Our revolving credit facility serves as a liquidity backstop for the repayment of CP Notes outstanding under the Program. There were $29.0 million CP Notes outstanding under the Program as of June 30, 2025.

Our weighted average borrowing rate on the Program was as follows as of:

	June 30, 2025	December 31, 2024
Weighted average borrowing rate	4.57%	—%

Credit Agreement

On May 9, 2025, we entered into an Amendment and Restatement Agreement ("Amended Credit Agreement") to our existing unsecured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The Amended Credit Agreement decreased our total revolving commitments from $1.1 billion to $1.0 billion with an option to increase the revolving commitments by up to $350 million at our request, subject to the terms and conditions of the Amended Credit Agreement. The Amended Credit Agreement also extended the maturity date of the revolving commitments from July 2026 to May 2030. We had no outstanding borrowings and $1.7 million committed to standby letters of credit as of June 30, 2025. Subject to covenant limitations, $969.3 million was available for future borrowings after taking into consideration outstanding borrowings under our Program. Availability under the Amended Credit Agreement is reduced by borrowings under the Program. The Amended Credit Agreement includes a subfacility for swingline loans up to $65.0 million. Maturity of the Amended Credit Agreement may be extended by the lenders pursuant to two one-year extension options that we may request under the Amended Credit Agreement.

Our weighted average borrowing rate on the Amended Credit Agreement was as follows as of:

	June 30, 2025	December 31, 2024
Weighted average borrowing rate	—%	—%

The Amended Credit Agreement is guaranteed by certain of our subsidiaries and contains customary covenants applicable to us and our subsidiaries including limitations on indebtedness, liens, dividends, stock repurchases, mergers, and sales of all or substantially all of our assets. In addition, the Amended Credit Agreement contains a financial covenant requiring us to maintain, as of the last day of each fiscal quarter for the four prior fiscal quarters, a Total Net Leverage Ratio of no more than 3.50 to 1.00 (or, at our election, on up to two occasions following a material acquisition, 4.00 to 1.00).

Our Amended Credit Agreement contains customary events of default. These events of default include nonpayment of principal or other amounts, material inaccuracy of representations and warranties, breach of covenants, default on certain other indebtedness or receivables securitizations (cross default), certain voluntary and involuntary bankruptcy events, and the occurrence of a change in control. A cross default under our credit facility could occur if:

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

Each of our major debt agreements contains provisions by which a default under one agreement causes a default in the others (a cross default). If a cross default under our Amended Credit Agreement or our senior unsecured notes were to occur, it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment.

If any event of default occurs and is continuing, the administrative agent, or lenders with a majority of the aggregate commitments may require the administrative agent to, terminate our right to borrow under our Amended Credit Agreement and accelerate amounts due under our Amended Credit Agreement (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate).

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

In the event of a credit rating downgrade below investment grade resulting from a change of control, holders of our senior unsecured notes will have the right to require us to repurchase all or a portion of the senior unsecured notes at a repurchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any. All the Notes are guaranteed, on a senior unsecured basis, by certain of our subsidiaries that guarantee indebtedness under our Amended Credit Agreement (the "Guarantor Subsidiaries"). The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the Guarantor Subsidiaries to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. We are currently in compliance with all covenant requirements.

11. Comprehensive Income (Loss):

The following table provides information on items reclassified from AOCL to Net income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Affected Line Item(s) in the Consolidated Statements of Operations
	2025	2024	2025	2024
Gains (Losses) on Cash Flow Hedges:
Derivatives contracts	$3.4	$1.6	$6.0	$(0.4)	Cost of goods sold; Losses and other expenses, net
Income tax (expense) benefit	(0.8)	(0.4)	(1.4)	0.1	Provision for income taxes
Net of tax	$2.6	$1.2	$4.6	$(0.3)

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(0.4)	$(0.1)	$(0.8)	$(0.4)	Other expense, net
Pension settlements	(0.1)	(0.3)	(0.2)	(0.3)	Pension settlements
Income tax benefit	0.2	0.1	0.3	0.2	Provision for income taxes
Net of tax	$(0.3)	$(0.3)	$(0.7)	$(0.5)
Total reclassifications from AOCL	$2.3	$0.9	$3.9	$(0.8)

The following table provides information on changes in AOCL, by component (net of tax), for the six months ended June 30, 2025 (in millions):

	Gains (Losses) on Cash Flow Hedges	Share of Equity Method Investments Other Comprehensive Income	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2024	$(1.5)	$0.4	$(45.7)	$(46.9)	$(93.7)
Other comprehensive income (loss) before reclassifications	16.8	—	(0.7)	21.4	37.5
Amounts reclassified from AOCL	(4.6)	—	0.7	(1.3)	(5.2)
Net other comprehensive income	12.2	—	—	20.1	32.3
Balance as of June 30, 2025	$10.7	$0.4	$(45.7)	$(26.8)	$(61.4)

12. Fair Value Measurements:

Fair Value Hierarchy

The methodologies used to determine the fair value of our financial assets and liabilities as of June 30, 2025 were the same as those used as of December 31, 2024.
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

Other Fair Value Disclosures

The carrying amounts of Cash and cash equivalents, Short-term investments, Accounts and notes receivable, net, Accounts payable, and Short-term debt approximate fair value due to the short maturities of these instruments. The carrying amount of our Amended Credit Agreement in Long-term debt also approximates fair value due to its variable-rate characteristics.

The fair value of our senior unsecured notes in Long-term debt, classified as Level 2, was based on the amount of future cash flows using current market rates for debt instruments of similar maturities and credit risk. The following table presents their fair value (in millions) as of:

	June 30, 2025	December 31, 2024
Senior unsecured notes	$1,111.6	$1,093.4

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

Financial Overview

Results for the second quarter of 2025 were primarily driven by overall year-over-year net sales and profit increases. Net sales increased 3% and segment profit increased $27 million for our Home Comfort Solutions segment. Net sales increased 5% and segment profit increased $9 million for our Building Climate Solutions segment. Segment loss decreased $0.3 million for our Corporate and Other segment.

Financial Highlights

•Net sales of $1,501 million in the second quarter of 2025 reflected a 3% increase as compared to the same period in 2024.
•Operating income in the second quarter of 2025 increased $34 million to $354 million as favorable mix and price were partially offset by lower sales volumes, higher product costs, primarily related to inflationary impacts, including tariffs, and higher freight and distribution costs.
•Net income for the second quarter of 2025 was $278 million.
•Diluted earnings per share was $7.82 per share in the second quarter of 2025 as compared to $6.87 per share in the same period in 2024.
•For the six months ended June 30, 2025, we returned $82 million to shareholders through dividend payments and repurchased $295.4 million of common stock through our share repurchase program.

For 2025, we expect additional pricing gains to overcome tariffs while preserving profit margins and offsetting the impact of potential volume declines.

Recent Developments

On July 4, 2025, the “One Big Beautiful Bill Act” was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. We are currently evaluating the provisions of the new law and the potential effects on our financial position, results of operations, and cash flows.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended June 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2025	2024		2025	2024
Net sales	$1,500.9	$1,451.1	3.4%	100.0%	100.0%
Cost of goods sold	978.4	962.9	(1.6)	65.2	66.4
Gross profit	522.5	488.2	7.0	34.8	33.6
Selling, general and administrative expenses	173.3	168.5	(2.8)	11.5	11.6
(Gains) losses and other expenses, net	(2.7)	3.7	173.0	(0.2)	0.3
Gain on sale from previous dispositions	—	(1.6)	100.0	—	(0.1)
Income from equity method investments	(2.1)	(2.5)	(16.0)	(0.1)	(0.2)
Operating income	$354.0	$320.1	10.6%	23.6%	22.1%

Net Sales

Net sales for the second quarter of 2025 increased 3% as compared to the same period in 2024 primarily due to a 11% increase in mix and price, which was partially offset by a 8% decrease in sales volumes.

Gross Profit

Gross profit margins in the second quarter of 2025 increased 120 basis points ("bps") to 34.8% as compared to 33.6% in the same period in 2024. Gross margins increased 350 bps from favorable mix and price, which were partially offset by 130 bps from higher freight and distribution costs and 100 bps from higher product costs, primarily related to inflationary impacts, including tariffs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") increased $4 million to $173 million in the second quarter of 2025 as compared to $169 million in the same period in 2024, primarily due to higher employee-related costs partially offset by decreased professional fees.
(Gains) losses and Other Expenses, Net

(Gains) losses and other expenses, net for the second quarter of 2025 and 2024 included the following (in millions):

	For the Three Months Ended June 30,
	2025	2024
Foreign currency exchange (gains) losses	$(4.3)	$1.5
Gain on disposal of fixed assets	(0.2)	(0.5)
Net change in unrealized losses (gains) on unsettled futures contracts	—	0.1
Environmental liabilities and special litigation charges	1.8	2.4
Other items, net	—	0.3
(Gains) losses and other expenses, net (pre-tax)	$(2.7)	$3.7

Income from Equity Method Investments

Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments was $2 million in the second quarter of 2025 consistent with 2024.

Interest Expense, net

Interest expense, net decreased to $8 million in the second quarter of 2025 from $13 million in the same period in 2024 primarily due to lower borrowings.

Income Taxes

Our effective tax rate was 19.5% for the second quarter of 2025 as compared to 19.9% in the same period in 2024. The decrease in rate is primarily due to higher income in low tax jurisdictions.

Second Quarter of 2025 Compared to Second Quarter of 2024 - Results by Segment

Home Comfort Solutions

The following table presents our Home Comfort Solutions segment's net sales and profit for the second quarter of 2025 and 2024 (dollars in millions):

	For the Three Months Ended June 30,
	2025	2024	Difference	% Change
Net sales	$1,009.3	$982.3	$27.0	3%
Profit	$255.2	$228.5	$26.7	12%
% of net sales	25.3%	23.3%
Net sales increased 3% in the second quarter of 2025 as compared to the same period in 2024 primarily due to a 12% increase in mix and price, which was partially offset by a 9% decrease in sales volumes.

Segment profit in the second quarter of 2025 increased $27 million as compared to the same period in 2024 primarily due to $84 million from favorable mix and price, and $6 million in factory efficiencies, which were partially offset by $36 million in decreased sales volumes, $17 million from higher product costs, primarily related to inflationary impacts, including tariffs, and $10 million from higher freight and distribution costs as well as other inflationary impacts.

Building Climate Solutions

The following table presents our Building Climate Solutions segment's net sales and profit for the second quarter of 2025 and 2024 (dollars in millions):

	For the Three Months Ended June 30,
	2025	2024	Difference	% Change
Net sales	$491.6	$468.8	$22.8	5%
Profit	$122.5	$114.0	$8.5	7%
% of net sales	24.9%	24.3%

Net sales increased 5% in the second quarter of 2025 as compared to the same period in 2024 primarily due to a 8% increase in mix and price, which was partially offset by a 3% decrease in sales volumes.

Segment profit in the second quarter of 2025 increased $9 million as compared to the same period in 2024 primarily due to $31 million in favorable mix and price and $6 million in higher factory efficiencies, which were partially offset by $11 million in higher product costs, primarily related to inflationary impacts, including tariffs, $11 million in increases in distribution and selling as well as other inflationary impacts, and $6 million in decreased sales volumes.

Corporate and Other

The following table presents our Corporate and Other segment's net sales and loss for the second quarter of 2025 and 2024 (dollars in millions):

	For the Three Months Ended June 30,
	2025	2024	Difference	% Change
Net sales	$—	$—	$—	—%
Loss	$(23.7)	$(24.0)	$0.3	1%

Segment loss remained flat at $24 million in the second quarter of 2025 as compared to the same period in 2024.

Year-to-Date through June 30, 2025 Compared to Year-to-Date through June 30, 2024 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Six Months Ended June 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2025	2024		2025	2024
Net sales	$2,573.5	$2,498.2	3.0%	100.0%	100.0%
Cost of goods sold	1,722.5	1,670.0	(3.1)	66.9	66.8
Gross profit	851.0	828.2	2.8	33.1	33.2
Selling, general and administrative expenses	344.6	339.2	(1.6)	13.4	13.6
(Gains) losses and other expenses, net	0.1	7.4	98.6	—	0.3
Gain on sale from previous dispositions	—	(1.6)	100.0	—	(0.1)
Income from equity method investments	(3.3)	(3.7)	(10.8)	(0.1)	(0.1)
Operating income	$509.6	$486.9	4.7%	19.8%	19.5%

Net Sales

Net sales increased 3% for the six months ended June 30, 2025 as compared to the same period in 2024, primarily due to a 9% increase in mix and price, which was partially offset by a 6% decrease in sales volumes.
Gross Profit

Gross profit margins for the six months ended June 30, 2025 decreased 10 bps to 33.1% as compared to 33.2% in the same period in 2024. Gross margins decreased 170 bps from higher product costs, primarily related to inflationary impacts, including tariffs, and 120 bps from higher freight and distribution costs, which were partially offset by 280 bps from favorable mix and price.

Selling, General and Administrative Expenses
SG&A increased $5 million to $345 million for the six months ended June 30, 2025 as compared to $339 million in the same period in 2024 primarily due to higher employee-related costs partially offset by decreased professional fees. As a percentage of net sales, SG&A decreased 20 bps to 13.4% from 13.6%.

Losses (gains) and Other Expenses, Net

Losses (gains) and other expenses, net for the six months ended June 30, 2025 and 2024 included the following (in millions):

	For the Six Months Ended June 30,
	2025	2024
Foreign currency exchange (gains) losses	$(3.5)	$2.8
Gain on disposal of fixed assets	(0.3)	(1.0)
Other operating loss	—	0.8
Environmental liabilities and special litigation charges	3.9	4.7
Losses (gains) and other expenses, net (pre-tax)	$0.1	$7.4

Income from Equity Method Investments
Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments decreased slightly to $3 million for the six months ended June 30, 2025 as compared to $4 million in the same period in 2024.

Interest Expense, net

Interest expense, net decreased $10 million for the six months ended June 30, 2025 to $14 million as compared to $24 million in the same period in 2024 primarily due to lower borrowings.

Income Taxes

Our effective tax rate was 19.4% for the six months ended June 30, 2025 as compared to 19.7% in the same period in 2024. The decrease in rate was primarily due to higher income in low tax jurisdictions.

Year-to-Date through June 30, 2025 Compared to Year-to-Date through June 30, 2024 - Results by Segment

Home Comfort Solutions

The following table presents our Home Comfort Solutions segment's net sales and profit for the six months ended June 30, 2025 and 2024 (dollars in millions):

	For the Six Months Ended June 30,
	2025	2024	Difference	% Change
Net sales	$1,730.7	$1,656.9	$73.8	4%
Profit	$372.0	$340.6	$31.4	9%
% of net sales	21.5%	20.6%
Net sales increased 4% for the six months ended June 30, 2025 as compared to the same period in 2024 primarily due to a 10% increase in mix and price, which was partially offset by a 6% decrease in sales volumes.

Segment profit for the first six months of 2025 increased $31 million as compared to the same period in 2024 primarily due to $115 million from favorable mix and price, $11 million in increased factory efficiencies and $2 million in miscellaneous other costs, which were partially offset by $37 million from higher product costs, primarily related to inflationary impacts, including tariffs, $36 million from decreased sales volumes, and $24 million from higher freight and distribution costs as well as other inflationary impacts.

Building Climate Solutions

The following table presents our Building Climate Solutions segment's net sales and profit for the six months ended June 30, 2025 and 2024 (dollars in millions):

	For the Six Months Ended June 30,
	2025	2024	Difference	% Change
Net sales	$842.8	$841.3	$1.5	—%
Profit	$176.0	$192.2	$(16.2)	(8)%
% of net sales	20.9%	22.8%

Net sales remained flat for the six months ended June 30, 2025 as compared to the same period in 2024 primarily due to a 6% increase in mix and price, which was offset by a 6% decrease in sales volumes.
Segment profit for the first six months of 2025 decreased $16 million as compared to the same period in 2024 primarily due to $19 million from decreased sales volumes, $19 million from higher product costs, primarily related to inflationary impacts, including tariffs, and $18 million in increases in distribution and selling as well as other inflationary impacts, which were partially offset by $40 million from favorable mix and price.

Corporate and Other

The following table presents our Corporate and Other segment's net sales and loss for the six months ended June 30, 2025 and 2024 (dollars in millions):

	For the Six Months Ended June 30,
	2025	2024	Difference	% Change
Net sales	$—	$—	$—	—%
Loss	$(38.4)	$(47.5)	$9.1	19%

Segment loss decreased $9 million for the six months ended June 30, 2025 as compared to the same period in 2024 due to higher employee related costs and miscellaneous and other items.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and a commercial paper program (as described below). Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the six months ended June 30, 2025 and 2024 (in millions):

	For the Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$51.0	$161.2
Net cash used in investing activities	(51.6)	(57.2)
Net cash used in financing activities	(368.2)	(118.3)

Net Cash Provided By Operating Activities - The change in net cash provided by operating activities for the six months ended June 30, 2025 compared to the net cash provided by operating activities for the same period in 2024 primarily reflects less favorable changes in working capital.

Net Cash Used In Investing Activities - Capital expenditures were $54 million for the six months ended June 30, 2025 compared to $62 million in the same period of 2024. The reduction in capital expenditures was primarily driven by the general expansion of manufacturing capacity and equipment of the Commercial factory in Mexico that was completed in 2024.

Net Cash Used In Financing Activities - Net cash used in financing activities for the six months ended June 30, 2025 increased to $368 million as compared to $118 million provided by in the same period of 2024. The change was primarily due to changes in net borrowings and repayments of long-term debt and repurchase of common stock through our share repurchase program. We repurchased $295.4 million of shares for the six months ended June 30, 2025 and returned $82 million to shareholders through dividend payments.

Debt Position

The following table details our lines of credit and financing arrangements as of June 30, 2025 (in millions):

Outstanding Borrowings

Commercial paper:	$29.0
Current maturities of long-term debt:
Finance lease obligations	$16.5
Senior unsecured notes	300.0
Debt issuance costs	(0.1)
Total current maturities of long-term debt	$316.4
Long-term debt:
Finance lease obligations	$42.7
Senior unsecured notes	800.0
Debt issuance costs	(7.0)
Total long-term debt	$835.7
Total debt	$1,181.1

Commercial Paper Program

On October 25, 2023, we established a commercial paper program (the "Program"), as a replacement to our Asset Securitization Program which expired in November 2023, pursuant to which we may issue short-term, unsecured commercial paper notes under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the CP Notes outstanding under the Program at any time not to exceed $500.0 million. The CP Notes have maturities of up to 397 days from the date of issue and rank pari passu with all of our other unsecured and unsubordinated indebtedness. The net proceeds from issuances of the CP Notes are typically used for general corporate purposes. Our revolving credit facility serves as a liquidity backstop for the repayment of CP Notes outstanding under the Program. There are $29.0 million CP Notes outstanding under the Program as of June 30, 2025.

Credit Agreement

On May 9, 2025, we entered into an Amendment and Restatement Agreement ("Amended Credit Agreement") to our existing unsecured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The Amended Credit Agreement decreased our total revolving commitments from $1.1 billion to $1.0 billion with an option to increase the revolving commitments by up to $350 million at our request, subject to the terms and conditions of the Amended Credit Agreement. The Amended Credit Agreement also extended the maturity date of the revolving commitments from July 2026 to May 2030. We had no outstanding borrowings and $1.7 million committed to standby letters of credit as of June 30, 2025. Subject to covenant limitations, $969.3 million was available for future borrowings after taking into consideration outstanding borrowings under our Program. Availability under the Amended Credit Agreement is reduced by borrowings under the Program. The Amended Credit Agreement includes a subfacility for swingline loans up to $65.0 million. Maturity of the Amended Credit Agreement may be extended by the lenders pursuant to two one-year extension options that we may request under the Amended Credit Agreement.

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

In the event of a credit rating downgrade below investment grade resulting from a change of control, holders of our senior unsecured notes will have the right to require us to repurchase all or a portion of the senior unsecured notes at a repurchase price equal to 101% of the principal amount of the notes, plus accrued and unpaid interest, if any. All the Notes are guaranteed, on a senior unsecured basis, by the Guarantor Subsidiaries. The indenture governing the Notes contains covenants that, among other things, limit our ability and the ability of the Guarantor Subsidiaries to: create or incur certain liens; enter into certain sale and leaseback transactions; and enter into certain mergers, consolidations and transfers of substantially all of our assets. The indenture also contains a cross default provision which is triggered if we default on other debt of at least $75.0 million in principal which is then accelerated, and such acceleration is not rescinded within 30 days of the notice date. As of June 30, 2025, we believe we were in compliance with all covenant requirements.

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio remains unchanged at 57% as of June 30, 2025, as compared to December 31, 2024.

As of June 30, 2025, our senior credit ratings were Baa2 with a POS outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $49.2 million, future cash generated from operations and available borrowing capacity are sufficient to fund operations, planned capital expenditures, future contractual obligations, potential share repurchases and dividends, and other needs in the foreseeable future, including the maturity of $300.0 million senior unsecured notes on August 1, 2025. Included in our cash and cash equivalents of $49.2 million as of June 30, 2025 was $26.4 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. An actual repatriation in the future from our non-U.S. subsidiaries could be subject to foreign withholding taxes and U.S. state taxes.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In the second quarter of 2025, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans (in millions) (1)
April 1 through April 30	52,000	$539.55	52,000	$378.0
May 1 through May 31	300,157	$569.81	300,157	$1,207.0
June 1 through June 30	18,976	$554.85	18,976	$1,196.5
	371,133		371,133

(1) Since the inception of the Company’s share repurchase program in 2008, the Board has authorized share repurchases in an amount not to exceed $5.0 billion (the "Share Repurchase Plans"). The Share Repurchase Plans do not have an expiration date. See Note 5 in the Notes to the Consolidated Financial Statement for further details.

Item 5. Other Information

Rule 10b5-1 Plan Elections

During the quarter ended June 30, 2025, none of our directors or officers adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

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
10.1
Amendment and Restatement Agreement adopting the Amended and Restated Credit Agreement, dated as of May 9, 2025, among LII, the guarantors and lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on May 14, 2025, and incorporated herein by reference).

10.3*
Form of Employment Agreement entered into between LII and certain executive officers of LII (current version) (filed as Exhibit 10.3 to LII's Quarterly Report filed on April 23, 2025, and incorporated herein by reference).

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

Date: July 23, 2025