Form 10-Q
period 2025-09-30
LENNOX INTERNATIONAL INC
filed 2025-10-22
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of October 13, 2025, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 35,072,782.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three and nine months ended September 30, 2025

i

Part I - Financial Information
Item 1. Financial Statements

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except shares and par values)	As of September 30, 2025	As of December 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$52.9	$415.1
Short-term investments	6.3	7.2
Accounts and notes receivable, net of allowances of $8.7 and $17.8 in 2025 and 2024, respectively	758.6	661.1
Inventories, net	991.5	704.8
Other current assets	88.7	96.0
Total current assets	1,898.0	1,884.2
Property, plant and equipment, net of accumulated depreciation of $1,022.3 and $956.8 in 2025 and 2024, respectively	847.5	800.1
Right-of-use assets from operating leases	339.0	327.2
Goodwill	220.0	220.0
Deferred income taxes	49.3	75.1
Other assets, net	170.8	165.2
Total assets	$3,524.6	$3,471.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$478.2	$490.0
Accrued expenses	398.9	435.4
Commercial paper	157.0	—
Current maturities of long-term debt	16.9	314.5
Current operating lease liabilities	78.8	73.4
Total current liabilities	1,129.8	1,313.3
Long-term debt	838.2	833.1
Long-term operating lease liabilities	279.2	267.6
Pensions	16.0	18.9
Other liabilities	191.3	188.7
Total liabilities	2,454.5	2,621.6
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,236.1	1,213.3
Retained earnings	4,662.5	4,150.8
Accumulated other comprehensive loss	(62.0)	(93.7)
Treasury stock, at cost, 52,096,681 shares and 51,573,986 shares for 2025 and 2024, respectively	(4,767.4)	(4,421.1)
Total stockholders' equity	1,070.1	850.2
Total liabilities and stockholders' equity	$3,524.6	$3,471.8

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2025	2024	2025	2024
Net sales	$1,426.8	$1,498.1	$4,000.3	$3,996.3
Cost of goods sold	958.2	1,009.7	2,680.7	2,679.7
Gross profit	468.6	488.4	1,319.6	1,316.6
Operating Expenses:
Selling, general and administrative expenses	161.6	184.4	506.2	523.6
(Gains) losses and other expenses, net	(0.7)	3.1	(0.6)	10.5
Gain on sale from previous dispositions	—	—	—	(1.6)
Income from equity method investments	(2.5)	(2.4)	(5.8)	(6.1)
Operating income	310.2	303.3	819.8	790.2
Pension settlements	0.1	0.1	0.3	0.4
Interest expense, net	10.5	8.9	25.0	33.2
Other expense, net	0.8	0.4	2.3	1.5
Net income before income taxes	298.8	293.9	792.2	755.1
Provision for income taxes	53.0	54.9	148.5	145.9
Net income	$245.8	$239.0	$643.7	$609.2

Earnings per share – Basic(1):	$7.01	$6.71	$18.23	$17.11

Earnings per share – Diluted(1):	$6.98	$6.68	$18.15	$17.02

Weighted Average Number of Shares Outstanding - Basic	35.1	35.6	35.3	35.6
Weighted Average Number of Shares Outstanding - Diluted	35.2	35.8	35.5	35.8

(1) Amounts may not recalculate due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$245.8	$239.0	$643.7	$609.2
Other comprehensive income (loss):
Foreign currency translation adjustments	1.0	(9.9)	21.1	(19.4)
Net change in pension and post-retirement liabilities	(0.4)	(0.1)	(1.1)	(1.2)
Reclassification of pension and post-retirement benefit losses into earnings	0.4	0.3	1.2	0.7
Pension settlements	0.1	0.1	0.3	0.4
Share of equity method investments other comprehensive income	(0.2)	(0.2)	(0.2)	(0.2)
Net change in fair value of cash flow hedges	5.8	(0.6)	22.6	5.3
Reclassification of cash flow hedge (gains) losses into earnings	(9.3)	0.8	(15.3)	1.2
Other comprehensive (loss) income before taxes	(2.6)	(9.6)	28.6	(13.2)
Tax benefit (expense)	2.0	(0.3)	3.1	(0.6)
Other comprehensive (loss) income, net of tax	(0.6)	(9.9)	31.7	(13.8)
Comprehensive income	$245.2	$229.1	$675.4	$595.4
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three and nine months ended September 30, 2025 and 2024
(Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Equity
(For the three months ended September 30, 2025)					Shares	Amount
Balance as of June 30, 2025	$0.9	$1,228.3	$4,462.1	$(61.4)	52.0	$(4,729.4)	$900.5
Net income	—	—	245.8	—	—	—	245.8
Dividends, $1.30 per share	—	—	(45.4)	—	—	—	(45.4)
Foreign currency translation adjustments	—	—	—	1.0	—	—	1.0
Share of equity method investments other comprehensive income	—	—	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	6.3	—	—	—	—	6.3
Purchase of common stock under Employee Stock Purchase Program	—	0.4	—	—	—	—	0.4
Change in cash flow hedges	—	—	—	(1.4)	—	—	(1.4)
Treasury shares reissued for common stock	—	1.1	—	—	—	0.2	1.3
Treasury stock purchases	—	—	—	—	0.1	(38.2)	(38.2)
Balance as of September 30, 2025	$0.9	$1,236.1	$4,662.5	$(62.0)	52.1	$(4,767.4)	$1,070.1

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Equity
(For the three months ended September 30, 2024)					Shares	Amount
Balance as of June 30, 2024	$0.9	$1,197.9	$3,796.0	$(60.8)	51.5	$(4,356.6)	$577.4
Net income	—	—	239.0	—	—	—	239.0
Dividends, $1.15 per share	—	—	(41.0)	—	—	—	(41.0)
Foreign currency translation adjustments	—	—	—	(9.9)	—	—	(9.9)
Pension and post-retirement liability changes	—	—	—	0.2	—	—	0.2
Share of equity method investments other comprehensive income	—	—	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	6.8	—	—	—	—	6.8
Treasury shares reissued for common stock	—	0.2	—	—	—	0.9	1.1
Treasury stock purchases	—	—	—	—	—	(19.4)	(19.4)
Balance as of September 30, 2024	$0.9	$1,204.9	$3,994.0	$(70.7)	51.5	$(4,375.1)	$754.0

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three and nine months ended September 30, 2025 and 2024
(Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Equity
(For the nine months ended September 30, 2025)					Shares	Amount
Balance as of December 31, 2024	$0.9	$1,213.3	$4,150.8	$(93.7)	51.6	$(4,421.1)	$850.2
Net income	—	—	643.7	—	—	—	643.7
Dividends, $3.75 per share	—	—	(132.0)	—	—	—	(132.0)
Foreign currency translation adjustments	—	—	—	21.1	—	—	21.1
Share of equity method investments other comprehensive income	—	—	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	20.8	—	—	—	—	20.8
Purchase of common stock under Employee Stock Purchase Program	—	0.4	—	—	—	—	0.4
Change in cash flow hedges	—	—	—	10.8	—	—	10.8
Treasury shares reissued for common stock	—	1.6	—	—	(0.1)	2.3	3.9
Treasury stock purchases	—	—	—	—	0.6	(348.6)	(348.6)
Balance as of September 30, 2025	$0.9	$1,236.1	$4,662.5	$(62.0)	52.1	$(4,767.4)	$1,070.1

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Equity
(For the nine months ended September 30, 2024)					Shares	Amount
Balance as of December 31, 2023	$0.9	$1,184.6	$3,506.2	$(56.9)	51.6	$(4,349.5)	$285.3
Net income	—	—	609.2	—	—	—	609.2
Dividends, $3.40 per share	—	—	(121.4)	—	—	—	(121.4)
Foreign currency translation adjustments	—	—	—	(19.4)	—	—	(19.4)
Pension and post-retirement liability changes	—	—	—	(0.4)	—	—	(0.4)
Share of equity method investments other comprehensive income	—	—	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	20.1	—	—	—	—	20.1
Change in cash flow hedges	—	—	—	6.2	—	—	6.2
Treasury shares reissued for common stock	—	0.2	—	—	(0.1)	3.0	3.2
Treasury stock purchases	—	—	—	—	—	(28.6)	(28.6)
Balance as of September 30, 2024	$0.9	$1,204.9	$3,994.0	$(70.7)	51.5	$(4,375.1)	$754.0

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in millions)	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$643.7	$609.2
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale from previous dispositions	—	(1.6)
Income from equity method investments	(5.8)	(6.1)
Dividends from affiliates	6.1	2.5
Provision for credit (gains) losses	(1.8)	4.6
Unrealized losses (gains), net on derivative contracts	2.3	(6.7)
Stock-based compensation expense	20.8	20.1
Employee stock purchase plan discount	0.4	—
Depreciation and amortization	79.4	69.6
Deferred income taxes	22.2	(21.5)
Pension expense	3.2	3.5
Pension contributions	(6.1)	(9.1)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(94.7)	(229.1)
Inventories	(284.2)	9.1
Other current assets	(7.0)	—
Accounts payable	(16.7)	104.6
Accrued expenses	(37.3)	31.3
Income taxes payable and receivable, net	27.7	20.4
Leases, net	5.2	3.8
Other, net	(5.7)	8.7
Net cash provided by operating activities	351.7	613.3
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	1.1	1.9
Purchases of property, plant and equipment	(89.6)	(103.4)
Net proceeds from previous disposition	—	4.1
Acquisitions, net of cash	—	1.8
Proceeds from (purchases of) investments and other	0.9	(12.5)
Net cash used in investing activities	(87.6)	(108.1)
Cash flows from financing activities:
Commercial paper borrowings	677.1	424.1
Commercial paper payments	(520.1)	(574.1)
Borrowings from debt arrangements	—	156.7
Payments on debt arrangements	(14.2)	(190.2)
Payment of senior unsecured notes	(300.0)	—
Payments of deferred financing costs	(1.7)	—
Proceeds from employee stock purchases	4.0	3.3
Repurchases of common stock	(331.8)	(12.9)
Repurchases of common stock to satisfy employee withholding tax obligations	(13.3)	(15.0)
Cash dividends paid	(127.4)	(119.3)
Net cash used in financing activities	(627.4)	(327.4)
(Decrease) increase in cash and cash equivalents	(363.3)	177.8
Effect of exchange rates on cash and cash equivalents	1.1	4.6
Cash and cash equivalents, beginning of period	415.1	60.7
Cash and cash equivalents, end of period	$52.9	$243.1

Supplemental disclosures of cash flow information:
Interest paid	$39.7	$44.7
Income taxes paid (net of refunds)	$91.5	$145.5

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we","our","us","LII" or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of September 30, 2025, the accompanying unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024, the accompanying unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024, the accompanying unaudited Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2025 and 2024, and the accompanying unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our chief operating decision maker is Alok Maskara, Chief Executive Officer.

Key financial information for each segment is shown below (in millions):

	Home Comfort Solutions	Business Climate Solutions	Corporate and Other	Total
Three months ended September 30, 2025
Net sales(1)	$912.9	$513.9	$—	$1,426.8
Cost of goods sold	634.0	323.1	1.1	958.2
Selling, general and administrative	81.2	58.0	22.4	161.6
Other (income) expense(2)	(5.2)	(1.2)	3.2	(3.2)
Segment profit (loss)(3)	$202.9	$134.0	$(26.7)	$310.2

Three months ended September 30, 2024
Net sales(1)	$1,032.8	$465.3	$—	$1,498.1
Cost of goods sold	706.6	302.5	0.6	1,009.7
Selling, general and administrative	100.4	59.0	25.0	184.4
Other (income) expense(2)	(0.7)	(2.1)	3.5	0.7
Segment profit (loss)(3)	$226.5	$105.9	$(29.1)	$303.3

	Home Comfort Solutions	Business Climate Solutions	Corporate and Other	Total
Nine months ended September 30, 2025
Net sales(1)	$2,643.6	$1,356.7	$—	$4,000.3
Cost of goods sold	1,809.5	869.3	1.9	2,680.7
Selling, general and administrative	271.0	179.4	55.8	506.2
Other (income) expense(2)	(11.8)	(2.0)	7.4	(6.4)
Segment profit (loss)(3)	$574.9	$310.0	$(65.1)	$819.8

Nine months ended September 30, 2024
Net sales(1)	$2,689.7	$1,306.6	$—	$3,996.3
Cost of goods sold	1,833.8	844.8	1.1	2,679.7
Selling, general and administrative	292.5	167.9	63.2	523.6
Other (income) expense(2)	(3.7)	(4.2)	12.3	4.4
Segment profit (loss)(3)	$567.1	$298.1	$(76.6)	$788.6

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

(3) We define segment profit (loss) as a segment's operating income (loss) included in the accompanying Consolidated Statements of Operations, excluding:
•Restructuring charges, and
•Loss (gain) on sale from previous dispositions.

The reconciliations of segment profit to Operating income and Net income before income taxes are presented below (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Total segment profit(1)	$310.2	$303.3	$819.8	$788.6
Reconciliation to Operating income:
Restructuring charges	—	—	—	—
Gain on sale from previous dispositions	—	—	—	(1.6)
Operating income	310.2	303.3	819.8	790.2
Reconciliation to income before income taxes:
Pension settlements	0.1	0.1	0.3	0.4
Interest expense, net	10.5	8.9	25.0	33.2
Other expense, net	0.8	0.4	2.3	1.5
Net income before income taxes	$298.8	$293.9	$792.2	$755.1

(1) We define segment profit (loss) as a segment's operating income (loss) included in the accompanying Consolidated Statements of Operations, excluding:
•Restructuring charges, and
•Loss (gain) on sale from previous dispositions.

Total assets by segment are shown below (in millions) as of:

	September 30, 2025	December 31, 2024
Total Assets:
Home Comfort Solutions	$1,869.5	$1,626.0
Building Climate Solutions	1,281.8	1,052.6
Corporate and Other	373.3	793.2
Total assets	$3,524.6	$3,471.8

The assets in the Corporate and Other segment primarily consist of cash, property, plant and equipment, short-term investments, and deferred tax assets. Assets recorded in the operating segments represent those assets directly associated with those segments.

Total capital expenditures by segment are shown below (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Capital Expenditures:
Home Comfort Solutions	$7.2	$16.8	$30.4	$45.6
Building Climate Solutions	22.0	17.5	34.5	39.7
Corporate and Other	6.4	6.9	24.7	18.1
Total capital expenditures	$35.6	$41.2	$89.6	$103.4

Depreciation and amortization expenses by segment are shown below (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation and Amortization:
Home Comfort Solutions	$11.5	$6.2	$33.4	$28.5
Building Climate Solutions	8.6	6.5	24.5	18.5
Corporate and Other	6.9	7.7	21.5	22.6
Total depreciation and amortization	$27.0	$20.4	$79.4	$69.6

The income from equity method investments is shown below (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Income from Equity Method Investments:
Home Comfort Solutions	$2.4	$1.1	$4.8	$3.7
Building Climate Solutions	0.3	1.1	1.1	2.3
Corporate and Other	(0.2)	0.2	(0.1)	0.1
Total income from equity method investments	$2.5	$2.4	$5.8	$6.1

Geographic Information

Property, plant and equipment, net for each major geographic area in which we operate, based on the domicile of our operations, are shown below (in millions) as of:

	September 30, 2025	December 31, 2024
Property, Plant and Equipment, net:
United States	$570.4	$537.3
Mexico	266.6	254.0
Canada	3.7	2.9
Other international	6.8	5.9
Total Property, plant and equipment, net	$847.5	$800.1

3. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share were as follows (in millions, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$245.8	$239.0	$643.7	$609.2

Weighted-average shares outstanding – basic	35.1	35.6	35.3	35.6
Add: Potential effect of dilutive securities attributable to stock-based payments	0.1	0.2	0.2	0.2
Weighted-average shares outstanding – diluted	35.2	35.8	35.5	35.8

Earnings per share – Basic(1):	$7.01	$6.71	$18.23	$17.11

Earnings per share – Diluted(1):	$6.98	$6.68	$18.15	$17.02

(1) Amounts may not recalculate due to rounding.

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

Liabilities for estimated product warranty costs are included in the following captions on the accompanying Consolidated Balance Sheets (in millions) as of:

	September 30, 2025	December 31, 2024
Accrued expenses	$50.7	$49.1
Other liabilities	114.3	109.4
Total warranty liability	$165.0	$158.4
The changes in product warranty liabilities for the nine months ended September 30, 2025 were as follows (in millions):

Total warranty liability as of December 31, 2024	$158.4
Warranty claims paid	(36.3)
Changes resulting from issuance of new warranties	39.9
Changes in estimates associated with pre-existing liabilities	2.7
Changes in foreign currency translation rates and other	0.3
Total warranty liability as of September 30, 2025	$165.0

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

5. Stock Repurchases:

Our Board of Directors has authorized a total of $5.0 billion to repurchase shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $1.0 billion share repurchase authorization in May 2025. The Share Repurchase Plans allow us to repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by us, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The Share Repurchase Plans do not require the repurchase of a specific number of shares and may be terminated at any time. As of September 30, 2025, $1,159.5 million was available for repurchase under the Share Repurchase Plans.

For the three and nine months ended September 30, 2025, we repurchased 63,000 and 578,665 shares, respectively, at an aggregate cost, inclusive of fees, of $36.9 million and $332.3 million, respectively.

6. Revenue Recognition:

The following table disaggregates our revenue by business segment by geography which provides information as to the major source of revenue. See Note 2 for additional information on our reportable business segments and the products and services sold in each segment.

(Amounts in millions)	For the Three Months Ended September 30, 2025
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Corporate and Other	Consolidated
United States	$850.1	$478.3	$—	$1,328.4
Canada	62.8	35.6	—	98.4
Total	$912.9	$513.9	$—	$1,426.8

	For the Three Months Ended September 30, 2024
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Corporate and Other	Consolidated
United States	$971.1	$441.9	$—	$1,413.0
Canada	61.7	23.4	—	85.1
Total	$1,032.8	$465.3	$—	$1,498.1

	For the Nine Months Ended September 30, 2025
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Corporate and Other	Consolidated
United States	$2,458.9	$1,266.6	$—	$3,725.5
Canada	184.7	90.1	—	274.8
Total	$2,643.6	$1,356.7	$—	$4,000.3

	For the Nine Months Ended September 30, 2024
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Corporate and Other	Consolidated
United States	$2,520.7	$1,244.2	$—	$3,764.9
Canada	169.0	62.4	—	231.4
Total	$2,689.7	$1,306.6	$—	$3,996.3

Home Comfort Solutions - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox stores or to independent distributors. For the three months ended September 30, 2025 and 2024, direct sales represented 75% and 73% of revenues, respectively, and sales to independent distributors represented the remainder. For the nine months ended September 30, 2025 and 2024, direct sales represented 74% and 74% of revenues, respectively, and sales to independent distributors represented the remainder. Given the nature of our business, customer product orders are fulfilled at a point in time and not over a period of time.

Building Climate Solutions - In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. These products are distributed primarily through commercial contractors and directly to national account customers in the planned replacement, emergency replacement and new construction markets. We manufacture and market equipment for the commercial refrigeration markets under the Heatcraft Worldwide Refrigeration name. Our products are used in the food retail, food service, cold storage as well as non-food refrigeration markets. We sell these products to distributors, installing contractors, engineering design firms, original equipment manufacturers and end-users. We also provide installation, service and preventive maintenance for HVAC national account customers in the United States and Canada; manufacture curb, curb adapters, drop box diffusers; offer HVAC recycling and salvage services; and focus on multi-family HVAC replacement for expired mechanical assets. Revenue related to service contracts is recognized as the services are performed under the contract based on the relative fair value of the services provided. For the three months ended September 30, 2025 and 2024, equipment sales represented 80% and 80% of revenues and the remainder of our revenue was generated from our service business. For the nine months ended September 30, 2025 and 2024, equipment sales represented 80% and 81% of revenues and the remainder of our revenue was generated from our service business.

Contract Liabilities - Our contract liabilities consist of advance payments and deferred revenue. Net contract liabilities consisted of the following (in millions) as of:

	September 30, 2025	December 31, 2024
Contract assets	$3.1	$1.2
Contract liabilities - current	(11.1)	(5.0)
Contract liabilities - noncurrent	(10.1)	(8.4)
Total	$(18.1)	$(12.2)

For the three months ended September 30, 2025 and 2024, we recognized revenue of $5.4 million and $0.7 million and for the nine months ended September 30, 2025 and 2024, we recognized revenue of $8.5 million and $6.8 million related to our contract liabilities at January 1, 2025 and 2024, respectively. Impairment losses recognized in our receivables and contract assets were de minimis in 2025 and 2024.

7. Other Financial Statement Details:
Inventories:
The components of inventories are as follows (in millions) as of:

	September 30, 2025	December 31, 2024
Finished goods	$723.7	$422.6
Work in process	11.3	11.0
Raw materials and parts	414.1	410.7
Subtotal	1,149.1	844.3
Excess of current cost over last-in, first-out cost	(157.6)	(139.5)
Total inventories, net	$991.5	$704.8

Goodwill:
The changes in the carrying amount of goodwill in 2025, in total and by segment, are summarized in the table below (in millions):

	Balance as of December 31, 2024	Goodwill Adjustment	Balance as of September 30, 2025
Home Comfort Solutions	$26.1	$—	$26.1
Building Climate Solutions	193.9	—	193.9
Total Goodwill	$220.0	$—	$220.0

We monitor our reporting units for indicators of impairment throughout the year to determine if a change in facts or circumstances warrants a re-evaluation of our goodwill. We have not recorded any goodwill impairments for the nine months ended September 30, 2025 or in any periods presented.

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

Cash Flow Hedges

We have foreign exchange forward contracts and commodity futures contracts designated as cash flow hedges that are scheduled to mature through February 2027. Unrealized gains or losses from our cash flow hedges are included in Accumulated other comprehensive loss (“AOCL”) and are expected to be reclassified into earnings within the next 17 months based on the prices of the commodities and foreign currencies at the settlement dates. We recorded the following amounts in AOCL related to our cash flow hedges (in millions) as of:

	September 30, 2025	December 31, 2024
Unrealized (gains) losses, net on unsettled contracts	$(12.5)	$2.0
Income tax expense (benefit)	3.2	(0.6)
Unrealized (gains) losses, net included in AOCL, net of tax (1)	$(9.3)	$1.4
(1) Assuming commodity prices and foreign currency exchange rates remain constant, we expect to reclassify $11.3 million of derivative gain as of September 30, 2025 into earnings within the next 12 months.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based compensation expense	$6.3	$6.8	$20.8	$20.1

8. Pension Benefit Plans:

The components of net periodic benefit cost for pension benefits were as follows (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Service cost	$0.2	$0.4	$0.8	$1.2
Interest cost	2.2	2.2	6.3	6.5
Expected return on plan assets	(1.8)	(1.9)	(5.4)	(5.7)
Amortization of prior service cost	—	—	(0.1)	—
Recognized actuarial loss	0.4	0.3	1.3	0.7
Settlements and curtailments	0.1	0.1	0.3	0.4
Net periodic benefit cost	$1.1	$1.1	$3.2	$3.1
9. Income Taxes:

As of September 30, 2025, we had approximately $4.9 million in total gross unrecognized tax benefits. If recognized, $4.9 million would be recorded through the Consolidated Statements of Operations.

Our effective tax rate was 18.7% for the nine months ended September 30, 2025 compared to 19.3% for the nine months ended September 30, 2024. The decrease in rate is primarily due to higher income in low tax jurisdictions.

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

10. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions) as of:

	September 30, 2025	December 31, 2024
Commercial paper	$157.0	$—
Current maturities of long-term debt:
Finance lease obligations	$16.9	$14.9
Senior unsecured notes	—	300.0
Debt issuance costs	—	(0.4)
Total current maturities of long-term debt	$16.9	$314.5
Long-Term Debt:
Finance lease obligations	$44.7	$39.5
Senior unsecured notes	800.0	800.0
Debt issuance costs	(6.5)	(6.4)
Total long-term debt	$838.2	$833.1
Total debt	$1,012.1	$1,147.6

Commercial Paper Program

On October 25, 2023, we established a commercial paper program (the “Program”), as a replacement to our Asset Securitization Program which expired in November 2023, pursuant to which we may issue short-term, unsecured commercial paper notes (the “CP Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the CP Notes outstanding under the Program at any time not to exceed $500.0 million. The CP Notes have maturities of up to 397 days from the date of issue and rank pari passu with all of our other unsecured and unsubordinated indebtedness. The net proceeds from issuances of the CP Notes are typically used for general corporate purposes. Our revolving credit facility serves as a liquidity backstop for the repayment of CP Notes outstanding under the Program. There were $157.0 million CP Notes outstanding under the Program as of September 30, 2025.

Our weighted average borrowing rate on the Program was as follows as of:

	September 30, 2025	December 31, 2024
Weighted average borrowing rate	4.30%	—%

Credit Agreement

On May 9, 2025, we entered into an Amendment and Restatement Agreement ("Amended Credit Agreement") to our existing unsecured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The Amended Credit Agreement decreased our total revolving commitments from $1.1 billion to $1.0 billion with an option to increase the revolving commitments by up to $350 million at our request, subject to the terms and conditions of the Amended Credit Agreement. The Amended Credit Agreement also extended the maturity date of the revolving commitments from July 2026 to May 2030. We had no outstanding borrowings and $1.7 million committed to standby letters of credit as of September 30, 2025. Subject to covenant limitations, $841.3 million was available for future borrowings after taking into consideration outstanding borrowings under our Program. Availability under the Amended Credit Agreement is reduced by borrowings under the Program. The Amended Credit Agreement includes a subfacility for swingline loans up to $65.0 million. Maturity of the Amended Credit Agreement may be extended by the lenders pursuant to two one-year extension options that we may request under the Amended Credit Agreement.

Our weighted average borrowing rate on the Amended Credit Agreement was as follows as of:

	September 30, 2025	December 31, 2024
Weighted average borrowing rate	—%	—%

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

Senior Unsecured Notes

In September 2023, we issued $500.0 million of senior unsecured notes, which will mature in September 2028 (the "2028 Notes") with interest being paid semi-annually in March and September at 5.50%. In July 2020, we issued $300.0 million of senior unsecured notes, which will mature on August 1, 2027 (the "2027 Notes," and collectively with the 2028 Notes, the "Notes") with interest being paid semi-annually in February and August at 1.70% per annum. On August 1, 2025, we repaid upon maturity $300.0 million of senior unsecured notes originally issued in 2020.

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

11. Comprehensive Income (Loss):

The following table provides information on items reclassified from AOCL to Net income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Affected Line Item(s) in the Consolidated Statements of Operations
	2025	2024	2025	2024
Gains (Losses) on Cash Flow Hedges:
Derivatives contracts	$9.3	$(0.8)	$15.3	$(1.2)	Cost of goods sold; Losses and other expenses, net
Income tax (expense) benefit	(2.1)	0.2	(3.5)	0.3	Provision for income taxes
Net of tax	$7.2	$(0.6)	$11.8	$(0.9)

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(0.4)	$(0.3)	$(1.2)	$(0.7)	Other expense, net
Pension settlements	(0.1)	(0.1)	(0.3)	(0.4)	Pension settlements
Income tax benefit	0.1	0.1	0.4	0.3	Provision for income taxes
Net of tax	$(0.4)	$(0.3)	$(1.1)	$(0.8)
Total reclassifications from AOCL	$6.8	$(0.9)	$10.7	$(1.7)

The following table provides information on changes in AOCL, by component (net of tax), for the nine months ended September 30, 2025 (in millions):

	Gains (Losses) on Cash Flow Hedges	Share of Equity Method Investments Other Comprehensive Income	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2024	$(1.5)	$0.4	$(45.7)	$(46.9)	$(93.7)
Other comprehensive income (loss) before reclassifications	22.6	(0.2)	(1.1)	22.4	43.7
Amounts reclassified from AOCL	(11.8)	—	1.1	(1.3)	(12.0)
Net other comprehensive income (loss)	10.8	(0.2)	—	21.1	31.7
Balance as of September 30, 2025	$9.3	$0.2	$(45.7)	$(25.8)	$(62.0)

12. Fair Value Measurements:

Fair Value Hierarchy

The methodologies used to determine the fair value of our financial assets and liabilities as of September 30, 2025 were the same as those used as of December 31, 2024.
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

The fair value of our senior unsecured notes in Long-term debt, classified as Level 2, was based on the amount of future cash flows using current market rates for debt instruments of similar maturities and credit risk. The following table presents their fair value (in millions) as of:

	September 30, 2025	December 31, 2024
Senior unsecured notes	$806.9	$1,093.4

13. Subsequent Events:

Acquisition – Duro Dyne and Supco

On October 15, 2025, the Company completed the previously announced acquisition of Duro Dyne Buyer, Inc. and Sealed Unit Parts Buyer, Inc. (“Duro Dyne and Supco”). Duro Dyne and Supco offer a robust portfolio of HVAC parts and supplies that complement our existing residential and commercial offerings. Excluding cash received at the closing, the net purchase price for the acquisition was $546.3 million. We used cash on hand and available borrowing capacity to fund the purchase price. The purchase price is subject to final adjustments for net working capital. The financial results of Duro Dyne and Supco will be included beginning in the fourth quarter of 2025.

Due to the timing of this transaction, the allocation of the purchase price has not yet been finalized.

Term Credit Agreement

On October 16, 2025, we entered into a Term Credit Agreement (the “Term Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto. We borrowed $300.0 million pursuant to the Term Credit Agreement and used the net proceeds to repay existing borrowings under the Amended Credit Agreement. The Term Credit Agreement matures on October 16, 2027. Loans under the Term Credit Agreement bear interest at our election at a rate per annum equal to (i) a forward-looking term rate based on the secured overnight financing rate for the applicable interest period ("Term SOFR"), plus an applicable margin ranging between 0.90% and 1.025% per annum depending on our long-term unsecured debt rating, or (ii) the highest of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.50%, and Term SOFR for a one month tenor in effect on such day plus 1.00%, plus an applicable margin ranging between 0.00% and 0.025% per annum depending on our long-term unsecured debt rating.

The Term Credit Agreement is guaranteed by the Guarantor Subsidiaries and contains customary covenants and events of default that are substantially similar to the existing covenants and events of default in our Amended Credit Agreement.

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

Financial Overview

Results for the third quarter of 2025 were mixed as our Home Comfort Solutions segment faced volume headwinds driven by market softness. Overall our net sales decreased 5% to $1.4 billion and our segment profit increased 2% to $310 million. For our Home Comfort Solutions segment, net sales decreased 12% and segment profit decreased $24 million. For our Building Climate Solutions segment, net sales increased 10% and segment profit increased $28 million. Segment loss decreased $2.4 million for our Corporate and Other segment.

Financial Highlights

•Net sales of $1,427 million in the third quarter of 2025 reflected a 5% decrease as compared to the same period in 2024.
•Operating income in the third quarter of 2025 increased $7 million to $310 million as favorable mix and price were partially offset by lower sales volumes, higher product costs, primarily related to inflationary pressures, including tariffs, and higher freight and distribution costs.
•Net income for the third quarter of 2025 was $246 million.
•Diluted earnings per share was $6.98 per share in the third quarter of 2025 as compared to $6.68 per share in the same period in 2024.
•For the nine months ended September 30, 2025, we returned $127 million to shareholders through dividend payments and repurchased $332 million of common stock through our share repurchase program.

Recent Developments

On July 4, 2025, the “One Big Beautiful Bill Act” was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. Based on an initial analysis of the relevant provisions, the impacts to our effective tax rate are immaterial, but several timing provisions are expected to result in material 2025 cash tax savings.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended September 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2025	2024		2025	2024
Net sales	$1,426.8	$1,498.1	(4.8)%	100.0%	100.0%
Cost of goods sold	958.2	1,009.7	5.1	67.2	67.4
Gross profit	468.6	488.4	(4.1)	32.8	32.6
Selling, general and administrative expenses	161.6	184.4	12.4	11.3	12.3
(Gains) losses and other expenses, net	(0.7)	3.1	122.6	—	0.2
Income from equity method investments	(2.5)	(2.4)	4.2	(0.2)	(0.2)
Operating income	$310.2	$303.3	2.3%	21.7%	20.2%

Net Sales

Net sales for the third quarter of 2025 decreased 5% as compared to the same period in 2024 primarily due to a 16% decrease in sales volumes, which was partially offset by an 11% increase in mix and pricing.

Gross Profit

Gross profit margins in the third quarter of 2025 increased 20 basis points ("bps") to 32.8% as compared to 32.6% in the same period in 2024. Gross margins increased 350 bps from favorable mix and pricing, which were partially offset by 200 bps from higher product costs, primarily related to inflationary pressures, including tariffs, and 130 bps from higher freight and distribution costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") decreased $22 million to $162 million in the third quarter of 2025 as compared to $184 million in the same period in 2024, primarily due to lower incentive compensation related costs.
(Gains) losses and Other Expenses, Net

(Gains) losses and other expenses, net for the third quarter of 2025 and 2024 included the following (in millions):

	For the Three Months Ended September 30,
	2025	2024
Foreign currency exchange (gains) losses	$(3.2)	$1.6
Loss (gain) on disposal of fixed assets	0.4	(0.7)
Other operating income	—	(0.5)
Net change in unrealized losses (gains) on unsettled futures contracts	—	0.1
Environmental liabilities and special litigation charges	2.1	2.6
(Gains) losses and other expenses, net (pre-tax)	$(0.7)	$3.1

Income from Equity Method Investments

Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments was $2 million in the third quarter of 2025, consistent with 2024.

Interest Expense, net

Interest expense, net increased to $10 million in the third quarter of 2025 from $9 million in the same period in 2024 primarily due to increased borrowings on our commercial paper facility partially offset by the decrease in interest associated with the senior unsecured notes that were repaid on August 1, 2025.

Income Taxes

Our effective tax rate was 17.7% for the third quarter of 2025 as compared to 18.7% in the same period in 2024. The decrease in rate is primarily due to higher income in low tax jurisdictions.

Third Quarter of 2025 Compared to Third Quarter of 2024 - Results by Segment

Home Comfort Solutions

The following table presents our Home Comfort Solutions segment's net sales and profit for the third quarter of 2025 and 2024 (dollars in millions):

	For the Three Months Ended September 30,
	2025	2024	Difference	% Change
Net sales	$912.9	$1,032.8	$(119.9)	(12)%
Profit	$202.9	$226.5	$(23.6)	(10)%
% of net sales	22.2%	21.9%
Net sales decreased 12% in the third quarter of 2025 as compared to the same period in 2024 primarily due to a 23% decrease in sales volumes, which was partially offset by a 11% increase in mix and pricing.

Segment profit in the third quarter of 2025 decreased $24 million as compared to the same period in 2024, primarily due to an $86 million reduction in sales volumes, $26 million in higher product costs largely driven by inflationary pressures including tariffs, and $17 million in higher freight and distribution expenses. These impacts were partially offset by an $85 million benefit from favorable mix and pricing, a $15 million reduction in commission and other SG&A costs, and $5 million in miscellaneous cost savings.

Building Climate Solutions

The following table presents our Building Climate Solutions segment's net sales and profit for the third quarter of 2025 and 2024 (dollars in millions):

	For the Three Months Ended September 30,
	2025	2024	Difference	% Change
Net sales	$513.9	$465.3	$48.6	10%
Profit	$134.0	$105.9	$28.1	27%
% of net sales	26.1%	22.8%

Net sales increased 10% in the third quarter of 2025 as compared to the same period in 2024 primarily due to a 10% increase in mix and price.

Segment profit in the third quarter of 2025 increased $28 million as compared to the same period in 2024 primarily due to $33 million in favorable mix and pricing and a $1 million increase in sales volumes, which were partially offset by $4 million in higher product costs, primarily related to inflationary pressures, including tariffs, and $2 million from investments in distribution and selling as well as other inflationary pressures.

Corporate and Other

The following table presents our Corporate and Other segment's net sales and loss for the third quarter of 2025 and 2024 (dollars in millions):

	For the Three Months Ended September 30,
	2025	2024	Difference	% Change
Net sales	$—	$—	$—	—%
Loss	$(26.7)	$(29.1)	$2.4	8%

Segment loss decreased $2 million to $27 million in the third quarter of 2025 as compared to the same period in 2024 primarily due to lower incentive compensation related costs.

Year-to-Date through September 30, 2025 Compared to Year-to-Date through September 30, 2024 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Nine Months Ended September 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2025	2024		2025	2024
Net sales	$4,000.3	$3,996.3	0.1%	100.0%	100.0%
Cost of goods sold	2,680.7	2,679.7	—	67.0	67.1
Gross profit	1,319.6	1,316.6	0.2	33.0	32.9
Selling, general and administrative expenses	506.2	523.6	3.3	12.7	13.1
(Gains) losses and other expenses, net	(0.6)	10.5	105.7	—	0.3
Gain on sale from previous dispositions	—	(1.6)	100.0	—	—
Income from equity method investments	(5.8)	(6.1)	(4.9)	(0.1)	(0.2)
Operating income	$819.8	$790.2	3.7%	20.5%	19.8%

Net Sales

Net sales remained relatively flat for the nine months ended September 30, 2025 as compared to the same period in 2024, as a 9% increase in mix and pricing was offset by a 9% decrease in sales volumes.
Gross Profit

Gross profit margins for the nine months ended September 30, 2025 increased 10 bps to 33.0% as compared to 32.9% in the same period in 2024. Gross margins increased 310 bps from favorable mix and pricing, which were partially offset by 180 bps from higher product costs, primarily related to inflationary pressures, including tariffs, and 120 bps from higher freight and distribution costs.

Selling, General and Administrative Expenses
SG&A decreased $17 million to $506 million for the nine months ended September 30, 2025 as compared to $524 million in the same period in 2024 primarily due to lower incentive compensation related costs. As a percentage of net sales, SG&A decreased 40 bps to 12.7% from 13.1%.

(Gains) losses and Other Expenses, Net

(Gains) losses and other expenses, net for the nine months ended September 30, 2025 and 2024 included the following (in millions):

	For the Nine Months Ended September 30,
	2025	2024
Foreign currency exchange (gains) losses	$(6.6)	$4.4
Loss (gain) on disposal of fixed assets	0.1	(1.7)
Other operating (income) loss	(0.2)	0.4
Net change in unrealized losses (gains) on unsettled futures contracts	—	0.1
Environmental liabilities and special litigation charges	6.1	7.3
(Gains) losses and other expenses, net (pre-tax)	$(0.6)	$10.5

Income from Equity Method Investments
Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments remained flat at $6 million for the nine months ended September 30, 2025 as compared to the same period in 2024.

Interest Expense, net

Interest expense, net decreased $8 million for the nine months ended September 30, 2025 to $25 million as compared to $33 million in the same period in 2024 primarily due to a decrease in interest associated with the senior unsecured notes that were repaid on August 1, 2025 and increased interest earned on investment accounts, which were partially offset by increased borrowings on our commercial paper facility.

Income Taxes

Our effective tax rate was 18.7% for the nine months ended September 30, 2025 as compared to 19.3% in the same period in 2024. The decrease in rate was primarily due to higher income in low tax jurisdictions.

Year-to-Date through September 30, 2025 Compared to Year-to-Date through September 30, 2024 - Results by Segment

Home Comfort Solutions

The following table presents our Home Comfort Solutions segment's net sales and profit for the nine months ended September 30, 2025 and 2024 (dollars in millions):

	For the Nine Months Ended September 30,
	2025	2024	Difference	% Change
Net sales	$2,643.6	$2,689.7	$(46.1)	(2)%
Profit	$574.9	$567.1	$7.8	1%
% of net sales	21.7%	21.1%
Net sales decreased 2% for the nine months ended September 30, 2025 as compared to the same period in 2024 primarily due to a 12% decrease in sales volumes, which was partially offset by a 10% increase in mix and pricing.

Segment profit for the first nine months of 2025 increased by $8 million as compared to the same period in 2024, primarily driven by a $200 million benefit from favorable mix and pricing, $16 million from factory efficiencies, a $12 million reduction in SG&A expenses, and $10 million in lower miscellaneous costs. These gains were partially offset by a $122 million decline in sales volumes, $67 million in higher product costs largely attributable to inflationary pressures including tariffs, and a $41 million increase in freight and distribution expenses.

Building Climate Solutions

The following table presents our Building Climate Solutions segment's net sales and profit for the nine months ended September 30, 2025 and 2024 (dollars in millions):

	For the Nine Months Ended September 30,
	2025	2024	Difference	% Change
Net sales	$1,356.7	$1,306.6	$50.1	4%
Profit	$310.0	$298.1	$11.9	4%
% of net sales	22.8%	22.8%

Net sales increased 4% for the nine months ended September 30, 2025 as compared to the same period in 2024 primarily due to a 8% increase in mix and pricing, which was partially offset by a 4% decrease in sales volumes.
Segment profit for the first nine months of 2025 increased $12 million as compared to the same period in 2024 primarily due to $73 million from favorable mix and pricing, $5 million from factory efficiencies, and $1 million in lower miscellaneous costs, which were partially offset by $28 million from higher product costs, primarily related to inflationary pressures, including tariffs, $18 million from decreased sales volumes, $12 million in higher SG&A costs, and $9 million from investments in distribution and selling as well as other inflationary pressures.

Corporate and Other

The following table presents our Corporate and Other segment's net sales and loss for the nine months ended September 30, 2025 and 2024 (dollars in millions):

	For the Nine Months Ended September 30,
	2025	2024	Difference	% Change
Net sales	$—	$—	$—	—%
Loss	$(65.1)	$(76.6)	$11.5	15%

Segment loss decreased $11 million for the nine months ended September 30, 2025 as compared to the same period in 2024 primarily due to lower incentive compensation related costs.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and a commercial paper program (as described below). Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the nine months ended September 30, 2025 and 2024 (in millions):

	For the Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$351.7	$613.3
Net cash used in investing activities	(87.6)	(108.1)
Net cash used in financing activities	(627.4)	(327.4)

Net Cash Provided By Operating Activities - The change in net cash provided by operating activities for the nine months ended September 30, 2025 compared to the net cash provided by operating activities for the same period in 2024 primarily reflects less favorable changes in working capital.

Net Cash Used In Investing Activities - Capital expenditures were $90 million for the nine months ended September 30, 2025 compared to $103 million in the same period of 2024. The reduction in capital expenditures was primarily driven by the general expansion of manufacturing capacity and equipment of the Commercial factory in Mexico that was completed in 2024.

Net Cash Used In Financing Activities - Net cash used in financing activities for the nine months ended September 30, 2025 increased to $627 million as compared to $327 million provided by in the same period of 2024. The change was primarily due to changes in net borrowings and repayments of long-term debt and repurchase of common stock through our share repurchase program. We repurchased $332.3 million of shares for the nine months ended September 30, 2025 and returned $127 million to shareholders through dividend payments.

Debt Position

The following table details our lines of credit and financing arrangements as of September 30, 2025 (in millions):

Outstanding Borrowings

Commercial paper:	$157.0
Current maturities of long-term debt:
Finance lease obligations	$16.9
Total current maturities of long-term debt	$16.9
Long-term debt:
Finance lease obligations	$44.7
Senior unsecured notes	800.0
Debt issuance costs	(6.5)
Total long-term debt	$838.2
Total debt	$1,012.1

Commercial Paper Program

On October 25, 2023, we established a commercial paper program (the "Program"), as a replacement to our Asset Securitization Program which expired in November 2023, pursuant to which we may issue short-term, unsecured commercial paper notes (the "CP Notes") under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the CP Notes outstanding under the Program at any time not to exceed $500.0 million. The CP Notes have maturities of up to 397 days from the date of issue and rank pari passu with all of our other unsecured and unsubordinated indebtedness. The net proceeds from issuances of the CP Notes are typically used for general corporate purposes. Our revolving credit facility serves as a liquidity backstop for the repayment of CP Notes outstanding under the Program. There are $157.0 million CP Notes outstanding under the Program as of September 30, 2025.

Credit Agreement

On May 9, 2025, we entered into an Amendment and Restatement Agreement ("Amended Credit Agreement") to our existing unsecured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The Amended Credit Agreement decreased our total revolving commitments from $1.1 billion to $1.0 billion with an option to increase the revolving commitments by up to $350 million at our request, subject to the terms and conditions of the Amended Credit Agreement. The Amended Credit Agreement also extended the maturity date of the revolving commitments from July 2026 to May 2030. We had no outstanding borrowings and $1.7 million committed to standby letters of credit as of September 30, 2025. Subject to covenant limitations, $841.3 million was available for future borrowings after taking into consideration outstanding borrowings under our Program. Availability under the Amended Credit Agreement is reduced by borrowings under the Program. The Amended Credit Agreement includes a subfacility for swingline loans up to $65.0 million. Maturity of the Amended Credit Agreement may be extended by the lenders pursuant to two one-year extension options that we may request under the Amended Credit Agreement.

Senior Unsecured Notes

In September 2023, we issued $500.0 million of senior unsecured notes, which will mature in September 2028 (the "2028 Notes") with interest being paid semi-annually in March and September at 5.50%. In July 2020, we issued $300.0 million of senior unsecured notes, which will mature on August 1, 2027 (the "2027 Notes," and collectively with the 2028 Notes, the "Notes") with interest being paid semi-annually in February and August at 1.70% per annum. On August 1, 2025, we repaid upon maturity $300.0 million of senior unsecured notes originally issued in 2020.

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

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio decreased to 49% at September 30, 2025, as compared to 57% at December 31, 2024.

As of September 30, 2025, our senior credit ratings were Baa1 with a stable outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $52.9 million, future cash generated from operations and available borrowing capacity are sufficient to fund operations, planned capital expenditures, future contractual obligations, potential share repurchases and dividends, and other needs in the foreseeable future. In October 2025, we acquired Duro Dyne Buyer, Inc. and Sealed Unit Parts Buyer, Inc. for approximately $546.3 million and borrowed $300 million under a new term loan. For more information, see Note 13 in the Notes to the Consolidated Financial Statements. Included in our cash and cash equivalents of $52.9 million as of September 30, 2025 was $31.1 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. An actual repatriation in the future from our non-U.S. subsidiaries could be subject to foreign withholding taxes and U.S. state taxes.

Guarantees Related to Our Debt Obligations

Our senior unsecured notes were issued by Lennox International Inc. ("Parent") and are unconditionally guaranteed by the Guarantor Subsidiaries (and together with Lennox International Inc., the “Obligor Group”). The Guarantor Subsidiaries are 100% owned and consolidated, all guarantees are full and unconditional, and all guarantees are joint and several.

Summarized financial information is presented below for the Obligor Group on a combined basis after elimination of intercompany transactions and balances within the Obligor Group and equity in the earnings from and investments in any non-Guarantor Subsidiary. The revenue amounts presented in the summarized financial information include substantially all of our condensed consolidated revenue, and there is no intercompany revenue from the non-Guarantor Subsidiaries. This summarized financial information has been prepared and presented pursuant to Regulation S-X Rule 13-01, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” and is not intended to present the financial position or results of operations of the Obligor Group in accordance with U.S. GAAP.

The following combined Parent and Guarantor Subsidiaries financial information is presented as of September 30, 2025 and December 31, 2024 and for the nine months ended September 30, 2025 (in millions):

	September 30, 2025	December 31, 2024
Current assets	$1,666.7	$1,713.9
Non-current assets(1)	1,278.7	1,241.3
Current liabilities	905.7	1,084.9
Non-current liabilities	1,286.5	1,266.8
Amounts due to non-Guarantor Subsidiaries	(369.3)	(536.8)

	Nine months ended September 30, 2025	For the Year Ended December 31, 2024
Net sales	$3,947.6	$5,265.6
Gross profit	1,058.4	1,363.9
Net income(1)	377.7	732.9

(1) Updates previously disclosed amounts to reflect elimination of intercompany assets and net income.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In the third quarter of 2025, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans (in millions) (1)
July 1 through July 31	23,000	$616.11	23,000	$1,182.3
August 1 through August 31	21,000	$588.85	21,000	$1,169.9
September 1 through September 30	19,000	$547.96	19,000	$1,159.5
	63,000		63,000

(1) Since the inception of the Company’s share repurchase program in 2008, the Board has authorized share repurchases in an amount not to exceed $5.0 billion (the "Share Repurchase Plans"). The Share Repurchase Plans do not have an expiration date. See Note 5 in the Notes to the Consolidated Financial Statement for further details.

Item 5. Other Information

Term Credit Agreement

The information set forth below in this Item 5 is included herein in lieu of reporting on a Current Report on Form 8-K under Item 1.01 Entry into a Material Definitive Agreement.and Item 2.03. Creation of a Direct Financial Obligation of a Registrant.

On October 16, 2025, we entered into a Term Credit Agreement (the “Term Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto. We borrowed $300.0 million pursuant to the Term Credit Agreement, which matures on October 16, 2027. On the same date, our subsidiaries that guarantee our obligations under the Amended Credit Agreement also entered into a Guaranty Agreement with Wells Fargo Bank, National Association, as administrative agent (the "Guaranty Agreement"), to guarantee the Term Credit Agreement. Loans under the Term Credit Agreement bear interest at the Company’s election at a rate per annum equal to (i) a forward-looking term rate based on the secured overnight financing rate for the applicable interest period ("Term SOFR"), plus an applicable margin ranging between 0.90% and 1.025% per annum depending on our long-term unsecured debt rating, or (ii) the highest of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.50%, and Term SOFR for a one month tenor in effect on such day plus 1.00%, plus an applicable margin ranging between 0.00% and 0.025% per annum depending on our long-term unsecured debt rating.

The Term Credit Agreement contains customary covenants and events of default that are substantially similar to the existing covenants and events of default in our Amended Credit Agreement. A copy of the Term Credit Agreement and the Guaranty Agreement are filed as Exhibit 10.1 and 10.2 hereto. The foregoing description of the Term Credit Agreement and the Guaranty Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Term Credit Agreement and the Guaranty Agreement, which are incorporated by reference herein.

Rule 10b5-1 Plan Elections

During the quarter ended September 30, 2025, none of our directors or officers adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

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

4.3	Form of 1.700% Notes due 2027 (filed as Exhibit B in Exhibit 4.2 to LII’s Current Report on Form 8-K filed on July 30, 2020 and incorporated herein by reference).
4.4
Tenth Supplemental Indenture, dated as of July 14, 2021, among LII, each existing Guarantor under the Indenture, dated as of May 3, 2010, as subsequently supplemented, and U.S. Bank National Association, as trustee (filed as Exhibit 4.7 to LII's Annual Report on Form 10-K filed on February 15, 2022 and incorporated herein by reference).

4.5
Eleventh Supplemental Indenture, dated as of September 15, 2023, among LII, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.2 to LII's Current Report on Form 8-K filed on September 15, 2023 and incorporated herein by reference).

4.6	Form of 5.500% Notes due 2028 (filed as Exhibit A in Exhibit 4.2 to LII's Current Report on Form 8-K filed on September 15, 2023 and incorporated herein by reference).
10.1	Term Credit Agreement, dated as of October 16, 2025, among LII, Wells Fargo Bank, National Association, as administrative agent and the other lenders party thereto (filed herewith).
10.2	Guaranty Agreement, dated as of October 16, 2025, among the guarantors party thereto and Wells Fargo Bank, National Association, as administrative agent (filed herewith).
22.1	List of Guarantor Subsidiaries (filed herewith).
31.1	Certification of the principal executive officer (filed herewith).
31.2	Certification of the principal financial officer (filed herewith).
32.1	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101	INS Inline XBRL Instance Document
101	SCH Inline XBRL Taxonomy Extension Schema Document
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101	LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNOX INTERNATIONAL INC.

By: /s/ Michael P. Quenzer
Michael P. Quenzer
Chief Financial Officer
(on behalf of registrant and as principal financial officer)

Date: October 22, 2025