Form 10-K
period 2025-12-31
LENNOX INTERNATIONAL INC
filed 2026-02-17
CIK 1069202

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2025, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $18.2 billion based on the closing price of the registrant’s common stock on the New York Stock Exchange. As of February 3, 2026, there were 34,802,911 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2026 Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2026 Annual Meeting of Stockholders to be held on May 21, 2026 are incorporated by reference into Part III of this report.

LENNOX INTERNATIONAL INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2025

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

Our two business segments, Home Comfort Solutions and Building Climate Solutions, the key products, services and well-known product and brand names within each segment and net sales in 2025 by segment are shown in the table below. Segment financial data for 2025, 2024 and 2023, including financial information about foreign and domestic operations, is included in Note 3 of the Notes to our Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

Segment	Products & Services	Product and Brand Names	2025 Net Sales (in millions)
Home Comfort Solutions	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, comfort control products, replacement parts and supplies	Lennox, Dave Lennox Signature Collection, Armstrong Air, Ducane, AirEase, Concord, MagicPak, ADP Advanced Distributor Products, Allied, Supco, LINEBACKER, Elite Series, Merit Series, Comfort Sync, Healthy Climate, Healthy Climate Solutions, iComfort, ComfortSense and Lennox Stores	$3,343.4
Building Climate Solutions	Unitary heating and air conditioning equipment, applied systems, controls, installation and service of commercial heating and cooling equipment, variable refrigerant flow commercial products, curb, curb adapters, drop box diffusers, HVAC recycling and salvage service, condensing units, unit coolers, fluid coolers, air cooled condensers, air handlers, process chillers, controls, compressorized racks, replacement parts and supplies	Lennox, Model L, CORE, Enlight, Xion, Energence, Prodigy, Strategos, Raider, Lennox VRF, Lennox National Account Services, Allied Commercial, Elite, Duro Dyne, Dyna-Tite, DuroZone, AES Industries, AES Mechanical, AES Recycle, Heatcraft Worldwide Refrigeration, Bohn, MAGNA, Larkin, Climate Control, Chandler Refrigeration, IntelliGen and Interlink	1,851.9
		Total	$5,195.3

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

The “Lennox” business and brands (“Dave Lennox Signature Collection,” “Elite Series,” “Merit Series,” “iComfort,” “ComfortSense” and “Healthy Climate Solutions”) are sold directly to independent installing dealers, making us one of the largest wholesale distributors of residential heating, ventilation, and air conditioning products in North America. We operate a network of Lennox Stores across the U.S. and Canada. These stores provide an easy access solution for contractors and independent dealers to obtain universal service and replacement parts, supplies, convenience items, tools, Lennox equipment and OEM parts.

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

National Account Services. National Account Services (“NAS”) provides installation, service and preventive maintenance for commercial HVAC national account customers in the U.S. and Canada.

AES. In October 2023, we completed the acquisition of AES Industries, Inc. and AES Mechanical Service Group, Inc. (collectively, “AES”), which is included in our Building Climate Solutions segment. AES is a company dedicated to service and sustainability in the light commercial markets across North America. AES manufactures curbs, curb adapters, drop box diffusers and also offers HVAC recycling and salvage services, as well as focusing on multi-facility HVAC replacement for expired mechanical assets.

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

Duro Dyne and Supco

In October 2025, we completed the acquisition of the Duro Dyne Buyer, Inc. (“Duro Dyne”) and Sealed Unit Parts Buyer, Inc. (“Supco”) businesses and brands (“Duro Dyne,” “Dyna-Tite,” “DuroZone,” “Supco,” and “LINEBACKER”). Duro Dyne and Supco manufacture and sell a robust portfolio of HVAC parts and supplies that complement our existing residential and commercial offerings, such as air distribution accessories, switches and controls, and other engineered components and accessories with HVACR applications. Duro Dyne is reported in our Business Climate Solutions segment, and Supco is reported in our Home Comfort Solutions segment.

Joint Ventures

Ariston JV. We own a 49.9% interest in a joint venture with Ariston Group that will manufacture and distribute water heaters through Lennox Stores and our direct-to-dealer network. Ariston is reporting in our Home Comfort Solutions segment.

Samsung JV. We own a 49.9% interest in a joint venture with Samsung that distributes Samsung ductless AC and heat pump products in the U.S. and Canada as well as "Lennox powered by Samsung" branded products through Lennox Stores and direct-to-dealer network. Results are reported in either Home Comfort Solutions or Building Climate Solutions based on product type.

Corporate and Other

Prior to 2024, Corporate and Other included the results of our European operations. We manufactured and sold unitary HVAC products, which ranged from 2 to 70 tons of cooling capacity, and applied systems with up to 200 tons of cooling capacity. Our European products consisted of small package units, rooftop units, chillers, air handlers and fan coils that served medium-rise commercial buildings, shopping malls, other retail and entertainment buildings, institutional applications and other field-engineered applications. We manufactured heating and cooling products in several locations in Europe and marketed these products through both direct and indirect distribution channels. We also manufactured and marketed refrigeration products including condensing units, unit coolers, air-cooled condensers, fluid coolers, compressor racks and industrial process chillers. We had manufacturing locations in Germany, France and Spain.

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

Differentiated Growth. We are investing in our sales force to expand customer touchpoints, enhancing the overall customer experience through digital innovations and output from our new commercial HVAC factory in Mexico. Additionally, we are focused on improving the fulfillment rate of HVAC equipment and driving higher attachment rates for parts and accessories, delivering a seamless and comprehensive solution that enhances customer satisfaction.

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

The North American residential heating and cooling market provides an example of the competitive strength of our marketing and distribution strategy. We use three distinct distribution approaches in this market: the company-owned distribution system, the independent distribution system and direct sales to end-users. We distribute our “Lennox” brands in a company-owned process directly to independent dealers that install these heating and cooling products. We distribute our “Armstrong Air,” “Ducane,” “Air-Ease,” “Concord,” “MagicPak,” “ADP Advanced Distributor Products,” “Duro Dyne,” and “Supco” brands through the traditional independent distribution process pursuant to which we sell our products to distributors who, in turn, sell the products to installing contractors. We also sell our products through our Lennox Stores.

Manufacturing

We operate manufacturing facilities in North America and utilize the best available manufacturing techniques based on the needs of our businesses, including the use of lean manufacturing and principles of Six Sigma, a disciplined, data-driven approach and methodology for improving quality. We use numerous metrics to track and manage annual efficiency improvements. Some facilities are impacted by seasonal production demand, and we manufacture a mix of heating, cooling and refrigeration products in those facilities to balance production and maintain a relatively stable labor force. We may also hire temporary employees to meet changes in demand.

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

Research, Development and Technology

Research and development is a key pillar of our growth strategy. We operate an engineering and technology organization that focuses on new technology invention, product development, product quality improvements and process enhancements, including our development of next-generation control systems as well as heating, cooling and refrigeration products that include some of the most efficient products in their respective categories. We leverage intellectual property and innovative designs across our businesses. We also leverage product development cycle time improvements and product data management systems to commercialize new products to market more rapidly. We use advanced, commercially available computer-aided design, computer-aided manufacturing, computational fluid dynamics and other sophisticated design tools to streamline the design and manufacturing processes. We use complex computer simulations and analyses in the conceptual design phase before functional prototypes are created. We also operate a full line of prototype machine equipment and advanced laboratories certified by applicable industry associations.
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

Home Comfort Solutions
•Heating & Cooling Products - Carrier Global Corporation (Carrier, Bryant, Payne, Tempstar, Comfortmaker, Heil, Arcoaire, KeepRite, Day & Night); Trane Technologies plc (Trane, American Standard, Ameristar, Oxbox, RunTru); Paloma Industries, Inc. (Rheem, Ruud, Weather King, Friedrich, Nortek); The Bosch Group (York, Luxaire, Coleman, Champion); Daikin Industries, Ltd. (Daikin, Goodman, Amana, GMC); and Madison Industries (Maytag, Westinghouse, Frigidaire, Tappan, Philco, Kelvinator, Gibson, Broan, NuTone).

Building Climate Solutions
•Heating & Cooling Products - Carrier Global Corporation (Carrier, ICP Commercial); Trane Technologies plc (Trane); Paloma Industries, Inc. (Rheem, Ruud); CSW Industrials, Inc.; Daikin Industries, Ltd. (Goodman, McQuay); and AAON, Inc.

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

Management strives to maintain the right number of employees with the necessary skills to match the expected demand for the products and services we deliver. As of December 31, 2025, we employed approximately 12,900 people, primarily in the U.S. (approximately 8,500 employees) and Mexico (approximately 3,200 employees). Of these employees, approximately 5,400 were salaried and 7,500 were hourly. The number of hourly workers varies in order to match our labor needs during periods of fluctuating demand.

Approximately 3,400 of our employees, including international locations, are represented by unions. We believe we have good relationships with our employees and with the unions representing them. On November 1, 2021, our Marshalltown, Iowa-based union ratified a five-year labor agreement. We currently do not anticipate any material adverse consequences resulting from negotiations to renew other collective bargaining agreements.

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

Employee Health and Safety. As part of our effort to attract and retain a competitive workforce, we are committed to ensuring that every employee returns home safe at the end of each day. Safety is our top priority and our safety programs are designed to identify and reduce risks across our operations.

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
Refrigerants. The use of hydroflurocarbons (“HFCs”) as refrigerants for air conditioning and refrigeration equipment is common practice in the HVACR industry and is regulated. We believe we have complied with applicable rules and regulations in various countries governing the use of HFCs. We are an active participant in the ongoing international and domestic dialogue on this subject and believe we are well positioned to react in a timely manner to changes in the regulatory landscape.

 In 2020, in response to a global agreement to reduce greenhouse gasses, the bipartisan American Innovation and Manufacturing Act gave the U.S. Environmental Protection Agency (“EPA”) authority to regulate HFCs and begin the phase down of refrigerants with a higher global warming potential (“GWP”). Transition to refrigerants with a GWP of 700 or less for most commercial and residential HVAC products became effective January 1, 2025.
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

Information about our Executive Officers

Our executive officers, their present positions and their ages are as follows as of February 3, 2026:

Name	Age	Position
Alok Maskara	54	Chief Executive Officer
Michael Quenzer	48	Executive Vice President, Chief Financial Officer
Prakash Bedapudi	59	Executive Vice President, Chief Technology Officer
Monica M. Brown	53	Executive Vice President, Chief Legal Officer and Secretary
Chris A. Kosel	58	Vice President, Chief Accounting Officer, and Controller
Sarah R. Martin	52	Executive Vice President & President, Home Comfort Solutions
Joe Nassab	58	Executive Vice President & President, Building Climate Solutions
Daniel M. Sessa	61	Executive Vice President, Chief Human Resources Officer

Alok Maskara joined Lennox International Inc. as Chief Executive Officer in May 2022. Most recently he served for five years as CEO of Luxfer Holdings PLC, an international industrial company focused on advanced materials. Mr. Maskara also served for nearly a decade as president of several global business units at Pentair PLC, a leading provider of water treatment and sustainable applications. Previously, he held various leadership positions at General Electric Corporation and McKinsey & Company. Mr. Maskara also serves on the board of Franklin Electric (Nasdaq: FELE) a company focused on global water and fluid solutions. Mr. Maskara graduated with a bachelor of technology degree in chemical engineering from the Indian Institute of Technology in 1992 and a master’s degree in chemical engineering from the University of New Mexico in 1994. In 2000, he earned an MBA from the Kellogg School of Management at Northwestern University.

Michael Quenzer was appointed Executive Vice President and Chief Financial Officer in January 2024. He joined Lennox in 2004 and has held key leadership roles including Vice President, Investor Relations and Financial Planning and Analysis and Vice President of Finance for the Lennox Building Climate Solutions (Commercial) business segment. Before joining Lennox, he worked at Morningstar Inc. He holds a bachelor’s degree in finance from Coastal Carolina University and an MBA and master’s degree in accounting from the University of Texas at Dallas.

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

Monica M. Brown was appointed Executive Vice President, Chief Legal Officer and Secretary in January 2025. Previously, she served as LII’s Vice President, Deputy General Counsel, and Assistant Secretary. During her tenure at Lennox, she has been responsible for a broad range of legal functions, including securities, corporate governance, real estate, and the refrigeration and residential businesses. Prior to starting at Lennox in 2012, she practiced commercial litigation at Jones Day, a multinational law firm, for almost 13 years. She received her bachelor’s degree in mathematics from Howard University and has a juris doctor from the University of Texas.

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

Sarah R. Martin was appointed Executive Vice President & President of LII’s Home Comfort Solutions business segment in April 2025. Previously, she served 13 years in various roles at Honeywell International Inc., including as president of Honeywell Sensing & Safety Technologies and Honeywell Advanced Sensing Technologies. Prior to Honeywell, Martin held various commercial and operational leadership roles at CTS Corporation, a global electronics manufacturing service provider. She holds an MBA from the Edinburgh Business School at Heriot Watt University and her master’s of art in modern languages and business from Heriot Watt University.

Joe Nassab has been Executive Vice President & President of our Building Climate Solutions business since May 2022. He joined LII in 2010 as Vice President and General Manager of Allied Air. Before joining LII, Mr. Nassab worked for 20 years at General Electric Company in a variety of general management, product management, and marketing leadership roles. Mr. Nassab has a bachelor’s degree in finance from the University of Michigan.

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

Item 1A. Risk Factors
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. We believe these are the principal material risks currently facing our business; however, additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks or those disclosed in our other Securities and Exchange Commission filings occurs, our business, financial condition or results of operations could be materially adversely affected.

Business and Operational Risks

We May Not be Able to Compete Favorably in the Competitive HVACR Business.

Substantially all of the markets in which we operate are competitive. The most significant competitive factors we face are product availability, product reliability, energy efficiency, product performance, service, and price, with the relative importance of these factors varying among our product lines. Other factors that affect competition in the HVACR market include the development and application of new technologies, reputation of our company and brands, global supply chain constraints, and new product introductions. In some of the markets in which we compete, such as parts and supplies, distribution, and service of commercial heating and cooling equipment, barriers to entry are lower, which has led to highly competitive markets consisting of various-sized entities, ranging from small or local operators to large regional businesses. We may not be able to adapt to market changes as quickly or effectively as our current and future competitors. Also, the establishment of manufacturing operations in low-cost countries could provide cost advantages to existing and emerging competitors. Some of our competitors may have greater financial resources than we have, allowing them to invest in more extensive research and development and/or marketing activity and making them better able to withstand adverse HVACR market conditions. Current and future competitive pressures may cause us to reduce our prices or lose market share, or could negatively affect our cash flow, all of which could have a material adverse effect on our results of operations. Negative media reports about us or our businesses, whether accurate or inaccurate, could damage our reputation and relationships with our customers and suppliers, cause customers and suppliers to terminate their relationship with us, or impair our ability to effectively compete, which could adversely affect our business, financial condition, results of operations and cash flows.

If We Cannot Successfully Develop and Market New Products or Execute Our Business Strategy, Our Results of Operations Could be Adversely Impacted.

Our future success depends on our continued investment in research and new product development as well as our ability to commercialize new HVACR technological advances in domestic and global markets. The integration of any such new products or technologies into our business may also require the development of new processes and the expenditure of significant financial and operational resources. If we are unable to continue to timely and successfully develop and market new products, achieve technological advances, or extend our business model and technological advances into new markets, our business and results of operations could be adversely impacted.

Lennox operates a direct-to-dealer network, meaning we manufacture products and sell them directly to select, independent home service companies. We rely on our direct sales channel for a substantial portion of our revenue. Our direct-to-dealer network also creates a large installed base of HVACR equipment, and creates opportunities for longer term service, monitoring, solutions, and retrofit revenue. If we are unable to continue to execute our strategy, whether due to changes in economic conditions, a failure to anticipate changing customer needs, entry of new competitors into the low-barrier distribution business, or for any other reason, our revenue could decline, which could in turn adversely impact our product pull-through and our ability to grow revenue.

To remain competitive, we are engaged in various manufacturing rationalization actions designed to achieve our strategic priorities of manufacturing, sourcing, and distribution excellence and of lowering our cost structure. For example, we are continuing to reorganize our North American distribution network in order to better serve our customers’ needs by deploying parts and equipment inventory closer to them. In such case, our results of operations and profitability may be negatively impacted, making us less competitive and potentially causing us to lose market share.

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

Further, even with all of our facilities running at full production, we could potentially be unable to fully meet demand during an unanticipated period of exceptionally high demand. This inability to fully meet demand would be exacerbated if a single-location production facility is disrupted due to external factors including, but not limited to, a climate-related disaster, pandemic or epidemic, geopolitical instability, or war. Our inability to meet our customers’ demand for our products could have a material adverse effect on our business, financial condition, and results of operations. Conversely, reduced demand for our products and services could unfavorably impact our absorption of fixed costs. Any of these results could materially and adversely affect our business, financial condition, results of operations and cash flows.

Our Results of Operations May Suffer if We Cannot Continue to License or Enforce the Intellectual Property Rights on Which Our Businesses Depend or if Third Parties Assert That We Violate Their Intellectual Property Rights.

We rely upon patent, copyright, trademark and trade secret laws and agreements to establish and maintain intellectual property rights in the products we sell. Our intellectual property rights could be challenged, invalidated, infringed, circumvented, or be insufficient to permit us to take advantage of current market trends or to otherwise provide competitive advantages. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the U.S.

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

We are committed to attracting, motivating, developing, and retaining our employees to remain an employer of choice. Despite our efforts, we have experienced, and could continue to experience, employee turnover, particularly in our manufacturing and distribution locations. A number of factors may adversely affect the labor force available or increase labor costs, including labor shortages from high employment levels and related competition or labor stoppages due to disputes or strikes. In addition, as of December 31, 2025, approximately 26% of our core workforce locations were unionized. Our Marshalltown, Iowa-based union ratified a five-year labor agreement on November 1, 2021; however, the results of future negotiations with unions are uncertain. If we are unsuccessful in meeting these challenges, our results of operations could be materially impacted.

Artificial Intelligence Technologies Could Present Business, Compliance, and Reputational Risks.

Recent technological advances in artificial intelligence (“AI”) and machine-learning technology both present opportunities and pose risks to us. If we fail to keep pace with rapidly evolving technological developments in AI, our competitive position and business results may suffer. We face risk of competitive disadvantage if our competitors more effectively use AI to better serve customers, drive internal efficiencies, and/or create new or enhanced products or services. We have begun to incorporate AI capabilities into our operations and the introduction of these technologies, particularly generative AI, into internal processes, customer engagements, and/or new and existing product offerings may result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, compliance issues, ethical concerns, confidentiality or security risks, as well as other factors that could adversely affect our business, reputation, and financial results. In addition, our personnel could, unbeknownst to us, improperly utilize AI and machine learning-technology while carrying out their responsibilities. The use of AI in the development of our products and services could also cause loss of intellectual property, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. The use of AI can lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation and business and expose us to risks related to inaccuracies or errors in the output of such technologies. Finally, multiple jurisdictions have either already put in place laws and regulations governing the use of AI, or are considering such laws and regulations. Compliance with these laws, regulations, and industry frameworks may limit our ability to leverage AI or require us to substantially revise our approach to its use.

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

We depend on raw materials, such as steel, copper and aluminum, and components purchased from third parties to manufacture our products. Some of these third-party suppliers are located outside of the U.S. We generally concentrate purchases for a given raw material or component with a small number of suppliers. If a supplier is unable or unwilling to meet our supply requirements, including suffering any disruptions at its facilities or in its supply chain, we could experience supply interruptions or cost increases, either of which could have an adverse effect on our results of operations. For example, disruptions have occurred due to supplier capacity constraints, labor shortages, port congestion, logistical problems, the COVID-19 pandemic, and other issues. Some of these disruptions have resulted in supply chain constraints affecting our business including our ability to timely produce and ship our products.

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

In addition, for some of our HVACR products, we provide warranty terms ranging from one to 20 years to customers for certain components such as compressors or heat exchangers. Warranty claims are not covered by our product liability insurance and certain product liability claims may also not be covered by our product liability insurance. For certain limited products, we used to provide lifetime warranties. Warranties of such extended lengths pose a risk to us as actual future costs may exceed our current estimates of those costs. Warranty expense is recorded on the date that revenue is recognized and requires significant assumptions about what costs will be incurred in the future. We may be required to record material adjustments to accruals and expense in the future if actual costs for these warranties are different from our assumptions. Our product warranty liability was $167.2 million as of December 31, 2025.

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

The sales, gross margins, and profitability for each of our segments could be directly impacted by changes in legislation, government regulations, or policies (collectively, “LRPs”) relating to global climate change and other environmental initiatives and concerns. These LRPs, implemented under global, national, and sub-national climate objectives or policies, can include changes in environmental and energy efficiency standards and tend to target the global warming potential of refrigerants and hydrofluorocarbons, equipment energy efficiency, and combustion of fossil fuels as a heating source. Many of our products consume energy and use refrigerants and hydroflurocarbons. LRPs that seek to reduce greenhouse gas emissions may require us to make increased capital expenditures to develop or market new products to meet new LRPs. Further, our customers and the markets we serve may impose emissions or other environmental standards through LRPs or consumer preferences that may require additional time, capital investment, or technological advancement. Our inability or delay in developing or marketing products that match customer demand while also meeting applicable LRPs may negatively impact our financial condition and results of operations.

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

Stakeholders are increasingly scrutinizing environmental, social and governance (“ESG”) practices, and stakeholders’ expectations regarding ESG practices are diverse, rapidly changing, and sometimes in conflict. If we are unable to satisfy the evolving ESG-related expectations of certain stakeholders, particularly as it relates to climate change, we may suffer reputational harm, which may cause our stock price to decrease or cause certain investors and financial institutions not to purchase our securities or provide us with capital or credit on favorable terms, which may cause our cost of capital to increase. In addition, our reputation and customer relationships may be damaged as a result of practices that could be associated with ESG, including as it relates to climate-related disclosures. A failure or perceived failure by us in this regard may damage our reputation and adversely affect our results of operations and financial condition.

Changes in Tax Laws and Interpretations Could Adversely Impact our Effective Tax Rates and Financial Results.

We are subject to income taxes in the U.S. as well as certain foreign jurisdictions. Tax laws and regulations are continuously evolving with corporate tax reform, base-erosion efforts, global minimum tax, and increased transparency continuing to be high priorities in many tax jurisdictions in which we operate. We continue to monitor new tax legislation or other developments since significant changes in tax legislation, or in the interpretation of existing legislation, could materially and adversely affect our financial condition and results of operations.

Certain countries in which we have operations have implemented, or are in the process of implementing, legislation or practices inspired by the base erosion and profit shifting project undertaken by the Organization for Economic Co-operation and Development (“OECD”). In December 2021, the OECD issued its guidance on the Global Anti-Base Erosion (“GloBE”) rules with the purpose of ensuring multinational companies pay a minimum level tax on the income generated in each of the jurisdictions where they operate (“Pillar Two”). In December 2022, the European Council attained a consensus on Pillar Two to implement a global minimum corporate tax rate of 15%, and many European Union and G20 countries began incorporating and implementing OECD guidelines in 2024. Our effective tax rate for 2025 incorporates our estimated Pillar Two tax liability. We are continuing to evaluate the potential impact on future periods of the Pillar Two framework, pending legislative adoption by individual countries, as such changes could result in an increase in our effective tax rate.

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

The U.S. government has made changes in U.S. trade policy over the past several years. These changes include renegotiating and terminating certain existing bilateral or multi-lateral trade agreements, such as the U.S.-Mexico-Canada Agreement (“USMCA”), and initiating tariffs on certain foreign goods from a variety of countries. In addition, the U.S. presidential administration has imposed increased tariffs on imports from Canada and Mexico for goods not covered by the USMCA. The USMCA is subject to review and renewal in 2026, and there can be no assurance that any newly negotiated terms in the USMCA will not adversely affect our business or operations. These changes in U.S. trade policy have led, and may again lead, to foreign governments enacting responsive trade policies that increase the difficulty or cost of doing international business or trade. As a consequence, the sales, gross margins, and profitability for each of our segments could be directly impacted by changes in tariffs and trade agreements.

We cannot predict the extent to which the U.S. or other countries will impose new or additional quotas, duties, tariffs, taxes, non-tariff barriers, or other similar restrictions upon the import or export of our products in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The continuing adoption or expansion of trade restrictions, the occurrence of trade tensions, or other governmental actions related to tariffs or trade agreements or trade policies, may negatively affect demand for our products, costs, customers, suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, results of operations, and financial condition.

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

General Risk Factors

Global General Business, Economic and Market Conditions Could Adversely Affect Our Financial Performance and Limit Our Access to the Capital Markets.

Our business may be materially and adversely impacted by changes in U.S. or global economic conditions, including recessions, economic downturns, inflation, deflation, fluctuations in interest rates, consumer spending rates, energy availability and commodity prices, and the effects of governmental initiatives to manage economic conditions. Disruptions in U.S. or global financial and credit markets or increases in the costs of capital may also have an adverse impact on our business. The tightening, unavailability or increased cost of credit adversely affects the ability of our customers to obtain financing for significant purchases and operations, resulting in a decrease in sales of our products and services and may impact the ability of our customers to make payments to us. Similarly, tightening of available credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. Our business may also be adversely affected by future decreases in the general level of economic activity and increases in borrowing costs, which may cause our customers to cancel, decrease or delay their purchases of our products and services.

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

Extraordinary Events Beyond our Control, Including Conflicts, Wars, Natural Disasters, Public Health Crises, Terrorist Acts, or Other Civil or Political Disruptions, Could Negatively Impact our Business, Which May Affect our Financial Condition, Results of Operations or Cash Flows.

External disruptions, including, but not limited to, conflicts, wars, natural disasters (the nature and severity of which may be impacted by climate change), public health crises, terrorist acts, or other civil or political disruptions, may cause significant damage or disruption to our operations, employees, facilities, systems, suppliers, supply chain, distributors, resellers, or customers in the U.S. and internationally for extended periods of time and could also affect demand for our products. The extent to which any extraordinary event impacts us depends on numerous factors and future developments that we are not able to predict, including the duration and scope of the event; governmental, business, and individuals’ actions in response to the event; our ability to maintain sufficient qualified personnel; global supply chain disruptions caused by the event; and the impact on economic activity, including financial market instability.

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

In addition to the currency exchange risks inherent in operating in foreign countries, our international sales and operations are also sensitive to changes in foreign national priorities, including government budgets, as well as to geopolitical and economic instability. Net sales outside of the U.S. comprised approximately 7% of our total net sales in 2025. International transactions may involve increased financial and legal risks due to differing legal systems and customs in foreign countries. The ability to manage these risks could be difficult and may limit our operations and make the manufacture and sale of our products internationally more difficult, which could negatively affect our business and results of operations.

Cyber Attacks and Other Disruptions or Misuse of Information Systems We Rely Upon Could Affect Our Ability to Conduct Our Business Effectively.

Our information systems and those of our business partners are important to our business activities. We also outsource various information systems, including data management, to third-party service providers. Despite our security measures as well as those of our business partners and third-party service providers, the information systems we rely upon may be vulnerable to interruption or damage from cyber attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination thereof. Further, as AI technologies advance, new and increasingly sophisticated attack methods are emerging, including fraud involving impersonation technologies or other forms of generative AI that enhance the scale, frequency, and effectiveness of cyber threats. Attempts have been made to attack our information systems, but we do not believe that material harm has resulted. While we have implemented controls and taken other preventative actions to strengthen these systems against future attacks, we can give no assurance that these controls and preventative actions will be effective. Any breach of data security could result in a disruption of our services, improper disclosure of personal data or confidential information, or online fraud or cybertheft, which could harm our reputation, require us to expend resources to remedy such a security breach or defend against further attacks, or subject us to liability under laws that protect personal data, resulting in increased operating costs or loss of revenue.

We May Not be Able to Successfully Integrate and Operate Businesses that We May Acquire nor Realize the Anticipated Benefits of Strategic Relationships We May Form.

From time to time, we may seek to complement or expand our businesses through strategic acquisitions, joint ventures, and strategic relationships. For example, in 2025, we completed the acquisition of Duro Dyne and Supco. The success of this and any other transactions will depend, in part, on our ability to timely identify those relationships, negotiate and close the transactions and then integrate, manage, and operate those businesses profitably. If we are unable to successfully complete these actions, we may not realize the anticipated benefits associated with such transactions, which could adversely affect our business and results of operations.

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

Item 2. Properties

The following chart lists our principal domestic and international manufacturing, distribution and office facilities as of December 31, 2025 and indicates the business segment that uses such facilities, the approximate size of such facilities and whether such facilities are owned or leased. Also included in the chart are large warehouses that hold significant inventory balances.

Location	Segment	Type or Use of Facility	Approx. Sq. Ft. (In thousands)	Owned/Leased
Saltillo, Mexico	Home Comfort Solutions	Manufacturing & Distribution	1,081	Owned
Marshalltown, IA	Home Comfort Solutions	Manufacturing & Distribution	1,000	Owned & Leased
Orangeburg, SC	Home Comfort Solutions	Manufacturing & Distribution	900	Owned & Leased
Grenada, MS	Home Comfort Solutions	Manufacturing & Distribution	395	Owned & Leased
Romeoville, IL	Home Comfort Solutions	Distribution & Office	697	Leased
Annville, PA	Home Comfort Solutions	Distribution	453	Leased
Glendale, AZ	Home Comfort Solutions	Distribution	342	Leased
McDonough, GA	Home Comfort Solutions	Distribution	254	Leased
Grove City, OH	Home Comfort Solutions	Distribution	279	Leased
Concord, NC	Home Comfort Solutions	Distribution	248	Leased
Denver, CO	Home Comfort Solutions	Distribution	144	Leased
Harahan, LA	Home Comfort Solutions	Distribution & Office	83	Leased
West Columbia, SC	Home Comfort Solutions	Research & Development	63	Owned
North Kansas City, MO	Home Comfort Solutions	Distribution & Office	59	Leased
Mendota Heights, MN	Home Comfort Solutions	Distribution	59	Leased
DFW Airport, TX	Home Comfort Solutions & Building Climate Solutions	Distribution	580	Leased
Eastvale, CA	Home Comfort Solutions & Building Climate Solutions	Distribution	377	Leased
Brampton, Canada	Home Comfort Solutions & Building Climate Solutions	Distribution	251	Leased
Bayshore, NY	Home Comfort Solutions & Building Climate Solutions	Manufacturing & Distribution	232	Leased
Houston, TX	Home Comfort Solutions & Building Climate Solutions	Distribution	204	Leased
Orlando, FL	Home Comfort Solutions & Building Climate Solutions	Distribution	173	Leased
Calgary, Canada	Home Comfort Solutions & Building Climate Solutions	Distribution	145	Leased
East Fife, WA	Home Comfort Solutions & Building Climate Solutions	Distribution	112	Leased
Huntersville, NC	Home Comfort Solutions & Building Climate Solutions	Distribution & Office	61	Owned
Tifton, GA	Building Climate Solutions	Manufacturing & Distribution	825	Owned & Leased
Saltillo, Mexico	Building Climate Solutions	Manufacturing & Distribution	820	Owned
Edgerton, KS	Building Climate Solutions	Distribution	763	Leased
Stuttgart, AR	Building Climate Solutions	Manufacturing	750	Owned
Stone Mountain, GA	Building Climate Solutions	Manufacturing & Business Unit Headquarters	139	Owned
Jessup, PA	Building Climate Solutions	Distribution	130	Leased
Norcross, GA	Building Climate Solutions	Distribution & Office	95	Leased
Tallassee, AL	Building Climate Solutions	Distribution & Office	81	Leased
Medley, FL	Building Climate Solutions	Distribution	70	Leased
Indianapolis, IN	Building Climate Solutions	Distribution	69	Leased

Location	Segment	Type or Use of Facility	Approx. Sq. Ft. (In thousands)	Owned/Leased
Wheeling, WV	Building Climate Solutions	Manufacturing	67	Leased
Richardson, TX	Corporate and Other	Corporate Headquarters	375	Owned
Carrollton, TX	Corporate and Other	Research & Development	323	Owned & Leased
Chennai, India	Corporate and Other	Research & Development & Office	172	Leased

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

Holders of Common Stock

As of the close of business on February 3, 2026, approximately 459 holders of record held our common stock.

Comparison of Total Stockholder Return

The following graph compares the cumulative total returns of LII’s common stock with the cumulative total returns of the Standard & Poor’s 500 Index, a broad index of large U.S. companies of which the Company is a part, and with a revised peer group of U.S. industrial manufacturing and service companies in the HVACR businesses. The graph assumes that $100 was invested on December 31, 2020, with dividends reinvested. Our revised peer group includes AAON, Inc., Carrier Global Corp., CSW Industrials, Inc., Trane Technologies plc, and Watsco, Inc. (“New Peer Group”). AAON, Inc., Carrier Global Corp., Johnson Controls International plc, Trane Technologies plc, and Watsco, Inc. represent our previous peer group (“Old Peer Group”). The change from the Old Peer Group to the New Peer Group is being made to better reflect companies relevant to our current business.

This performance graph and other information furnished under this Comparison of Total Stockholder Return section shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Our Purchases of Company Equity Securities
Since the inception of our share repurchase program in 2008, our Board of Directors has authorized a total of $5 billion to repurchase shares of our common stock (collectively referred to as the “Share Repurchase Plans”), including an incremental $1.0 billion share repurchase authorization in May 2025. The Share Repurchase Plans permit shares to be repurchased in a variety of methods, including open market purchases, accelerated share repurchases, or other privately negotiated transactions. As of December 31, 2025, $1,009.6 million is available to repurchase shares under the Share Repurchase Plans.

In the fourth quarter of 2025, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans (in millions) (1)
October 1 through October 31	200,052	$499.56	200,052	$1,059.6
November 1 through November 30	106,151	$471.03	106,151	$1,009.6
December 1 through December 31	—	$—	—	$1,009.6
	306,203		306,203

(1) Since the inception of the Share Repurchase Plans in 2008, the Board has authorized share repurchases in an amount not to exceed $5.0 billion. The Share Repurchase Plans do not have an expiration date. See Note 6 in the Notes to the Consolidated Financial Statements for further details.

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
•litigation risks;
•general economic conditions in the U.S. and abroad;
•extraordinary events beyond our control, such as conflicts, wars, natural disasters, public health crises, terrorist acts, or other civil or political disruptions;
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

In the fourth quarter of 2023, we completed the sale of our European businesses. The European businesses were presented with the Corporate and Other business segment until their divestiture.

In October 2025, we completed the acquisition of Duro Dyne and Supco, a robust portfolio of HVAC parts and supplies that complement our existing residential and commercial offerings. Duro Dyne is reported in our Business Climate Solutions segment, and Supco is reported in our Home Comfort Solutions segment.
In October 2023, we completed the acquisition of AES, which is included in our Building Climate Solutions segment. AES is a company dedicated to service and sustainability in the light commercial markets across North America.

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

In the fourth quarter of 2025, we changed the method of accounting for our inventories from last-in-first-out (“LIFO”) to first-in-first-out (“FIFO”). We believe the FIFO method is preferable because it more closely matches the physical flow of materials through purchasing, receiving, warehousing, production and order fulfillment, it results in a more consistent method to value inventory across the Company, and it improves comparability with industry peers. This change increased Retained Earnings by $106.6 million as of January 1, 2023, and increased net income by $1.1 million and $4.2 million for the years ended December 31, 2023 and 2024, respectively. All prior amounts have been adjusted.

Financial Highlights

•Net sales decreased $146 million, or 3%, to $5,195 million in 2025 from $5,341 million in 2024.
•Operating income in 2025 was $1,042 million compared to $1,040 million in 2024.
•Net income in 2025 decreased to $806 million from $811 million in 2024.
•Diluted earnings per share was $22.79 per share in 2025 compared to $22.66 per share in 2024.
•We generated $758 million of cash flow from operating activities in 2025 compared to $946 million in 2024.
•We returned $173 million to shareholders through dividend payments and repurchased $482 million as part of our Share Repurchase Plans in 2025.

Recent Developments

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law, introducing significant changes to corporate income tax rates and deductions. For fiscal year 2025, the OBBBA did not have a material impact on our effective tax rate. We continue to evaluate the future impact of the OBBBA for those provisions that are effective after fiscal year 2025.

Overview of Results

The Home Comfort Solutions segment experienced a 7% decrease in net sales and a $32 million decrease in segment profit in 2025 as compared to 2024 primarily driven by lower sales volumes. Our Building Climate Solutions segment saw an increase in net sales of 5% and a $33 million increase in segment profit in 2025 compared to 2024, primarily due to favorable price and mix.

Results of Operations

The following table provides a summary of our financial results, including information presented as a percentage of net sales (dollars in millions):

	For the Years Ended December 31,
	2025		2024		2023
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net sales	$5,195.3	100.0%	$5,341.3	100.0%	$4,981.9	100.0%
Cost of goods sold	3,460.5	66.6%	3,563.8	66.7%	3,432.7	68.9%
Gross profit	1,734.8	33.4%	1,777.5	33.3%	1,549.2	31.1%
Selling, general and administrative expenses	681.4	13.1%	730.6	13.7%	705.5	14.2%
Losses (gains) and other expenses, net	12.0	0.2%	12.9	0.2%	8.5	0.2%
Restructuring charges	6.8	0.1%	—	—%	3.1	0.1%
Impairment on assets held for sale	—	—%	—	—%	63.2	1.3%
Loss (gain) on sale of businesses	(0.9)	—%	1.5	—%	(14.1)	(0.3)%
Income from equity method investments	(6.0)	(0.1)%	(7.9)	(0.1)%	(8.5)	(0.2)%
Operating income	$1,041.5	20.0%	$1,040.4	19.5%	$791.5	15.9%
Net income	$805.8	15.5%	$811.1	15.2%	$591.2	11.9%

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024 - Consolidated Results

Net Sales

Net sales decreased 3% in 2025 compared to 2024 as lower sales volumes of 13% were partially offset by favorable price and mix of 9% and a 1% increase in sales volumes due to our fourth quarter acquisition of Duro Dyne and Supco.

Gross Profit

Gross profit margins for 2025 increased 10 basis points (“bps”) to 33.4% compared to 33.3% in 2024. Gross profit margin increased 290 bps from higher price and favorable mix, which was partially offset by 160 bps from higher products costs and 120 bps from higher freight and distribution costs.

Selling, General and Administrative Expenses

SG&A expenses decreased by $49 million in 2025 compared to 2024. As a percentage of net sales, SG&A expenses decreased 60 bps from 13.7% to 13.1% in the same periods, primarily due to lower employee-related costs including reduced incentive compensation and reduced discretionary expenses.
Losses and Other Expenses, Net

Losses and other expenses, net for 2025 and 2024 included the following (in millions):

	For the Years Ended December 31,
	2025	2024
Foreign currency exchange (gains) losses	(10.5)	7.7
Loss (gain) on disposal of fixed assets	1.1	(2.1)
Acquisition costs	10.3	—
Other operating loss	0.2	0.5
Environmental liabilities and special litigation charges	10.9	6.8
Losses and other expenses, net (pre-tax)	$12.0	$12.9

Foreign currency exchange gains increased in 2025 primarily due to changes in foreign exchange rates in our primary markets. Acquisition costs are related to the acquisition of Duro Dyne and Supco. The acquisition occurred in the fourth quarter of 2025. The Environmental liabilities and special litigation charges in 2025 relate to estimated remediation costs at some of our facilities and outstanding legal settlements including asbestos. Refer to Note 5 in the Notes to the Consolidated Financial Statements for more information on litigation, including asbestos-related litigation, and environmental liabilities.

Restructuring Charges

There were $6.8 million in restructuring charges in 2025 to realize SG&A and distribution efficiencies. There were no charges in 2024. For more information on our restructuring activities, see Note 7 in the Notes to the Consolidated Financial Statements.

Goodwill

We performed a qualitative impairment analysis and noted no indicators of goodwill impairment for the year ended December 31, 2025. Refer to Note 9 in the Notes to the Consolidated Financial Statements for more information on goodwill.

Income from Equity Method Investments

Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments was $6 million in 2025 as compared to $8 million in 2024.

Interest Expense, net

Net interest expense of $41 million in 2025 increased slightly from $39 million in 2024 primarily due to increased borrowings as a result of decreased cash flow.

Income Taxes

The income tax provision was $191 million in 2025 compared to $188 million in 2024, and the effective tax rate was 19.2% in 2025 compared to 18.8% in 2024. The 2025 and 2024 effective tax rates differ from the statutory rate of 21% primarily due to foreign taxes. Refer to Note 12 in the Notes to the Consolidated Financial Statements for more information on income taxes.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024 - Results by Segment

Home Comfort Solutions

The following table presents our Home Comfort Solutions segment’s net sales and profit for 2025 and 2024 (dollars in millions):

	For the Years Ended December 31,
	2025	2024	Difference	% Change
Net sales	$3,343.4	$3,577.1	$(233.7)	(7)%
Segment profit	$728.5	$760.5	$(32.0)	(4)%
% of net sales	21.8%	21.3%
Net sales decreased 7% in 2025 compared to 2024 as a 17% decrease in sales volumes was partially offset by a 10% increase in price and mix.

Segment profit in 2025 decreased $32 million compared to 2024 primarily due to $224 million reduction in sales volumes, $64 million increase in product costs and factory inefficiencies, and $47 million in higher freight and distribution costs. Partially offsetting these decreases was $256 million in favorable price and mix and $47 million from improvement in other costs, including selling expenses.

Building Climate Solutions

The following table presents our Building Climate Solutions segment’s net sales and profit for 2025 and 2024 (dollars in millions):

	For the Years Ended December 31,
	2025	2024	Difference	% Change
Net sales	$1,851.9	$1,764.2	$87.7	5%
Segment profit	$434.2	$401.7	$32.5	9%
% of net sales	23.4%	22.8%

Net sales increased 5% in 2025 compared to 2024 due to an 8% increase in favorable price and mix and a 2% increase in sales volumes from our Duro Dyne acquisition, which were partially offset by a 5% decrease in sales volumes.

Segment profit in 2025 increased $33 million compared to 2024 due to $100 million from price and mix benefit. Partially offsetting this increase was $31 million in lower sales volumes, a $16 million increase in product costs, net of factory efficiencies, and $20 million from inflation in distribution and selling as well as other discretionary spend.

Corporate and Other

The following table presents our Corporate and Other segment’s net sales and loss for 2025 and 2024 (dollars in millions):

	For the Years Ended December 31,
	2025	2024	Difference	% Change
Net sales	$—	$—	$—	N/A
Loss	$(105.0)	$(120.3)	$15.3	(13)%

Corporate and Other costs decreased $15 million in 2025 as compared to 2024, primarily due to lower employee costs, including reduced incentive compensation, as well as improved productivity in consultant spending.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023 - Consolidated Results

Net Sales

Net sales increased 7% in 2024 compared to 2023 as higher sales volumes of 8%, favorable price and mix of 3% and an increase of sales volumes of 1% from our AES acquisition were partially offset by a 5% reduction in sales due to the fourth quarter 2023 sale of our European businesses.
Gross Profit

Gross profit margins for 2024 increased 220 bps to 33.3% compared to 31.1% in 2023. Gross profit margin increased 250 bps from higher price and favorable mix, which was partially offset by 30 bps from higher freight and distribution costs and product costs.

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

Losses and Other Expenses, Net

Losses and other expenses, net for 2024 and 2023 included the following (in millions):

	For the Years Ended December 31,
	2024	2023
Realized losses on settled futures contracts	$—	$0.1
Foreign currency exchange losses (gains)	7.7	(4.3)
Gain on disposal of fixed assets	(2.1)	(0.5)
Other operating income (loss)	0.5	(1.6)
Net change in unrealized gains on unsettled futures contracts	—	(0.1)
Environmental liabilities and special litigation charges	6.8	15.6
Other items, net	—	(0.7)
Losses and other expenses, net	$12.9	$8.5

The net change in unrealized (gains) losses on unsettled futures contracts was due to changes in commodity prices relative to the unsettled futures contract prices. For more information on our derivatives, see Note 9 in the Notes to the Consolidated Financial Statements. Foreign currency exchange losses increased in 2024 primarily due to changes in foreign exchange rates in our primary markets. Environmental liabilities and special litigation charges in 2024 relate to estimated remediation costs at some of our facilities and outstanding legal settlements including asbestos. Refer to Note 5 in the Notes to the Consolidated Financial Statements for more information on litigation, including asbestos-related litigation, and environmental liabilities.

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

Interest Expense, net

Net interest expense of $39 million in 2024 decreased from $52 million in 2023 primarily due to decreased borrowings as a result of increased cash flow.

Income Taxes

The income tax provision was $188 million in 2024 compared to $148 million in 2023, and the effective tax rate was 18.8% in 2024 compared to 20.0% in 2023. The 2024 and 2023 effective tax rates differ from the statutory rate of 21% primarily due to foreign taxes. Refer to Note 12 in the Notes to the Consolidated Financial Statements for more information on income taxes.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023 - Results by Segment

Home Comfort Solutions

The following table presents our Home Comfort Solutions segment’s net sales and profit for 2024 and 2023 (dollars in millions):

	For the Years Ended December 31,
	2024	2023	Difference	% Change
Net sales	$3,577.1	$3,222.9	$354.2	11%
Segment profit	$760.5	$611.6	$148.9	24%
% of net sales	21.3%	19.0%
Net sales increased 11% in 2024 compared to 2023 due to a 7% increase in volume and a 4% increase in price and mix.

Segment profit in 2024 increased $149 million compared to 2023 primarily due to $122 million from higher price and favorable mix, $90 million from higher sales volumes and $9 million from factory productivity and favorable product costs. Partially offsetting these increases were $37 million from higher SG&A costs, $20 million from higher freight and distribution costs, $9 million from unfavorable foreign currency, and $6 million from miscellaneous other items.

Building Climate Solutions

The following table presents our Building Climate Solutions segment’s net sales and profit for 2024 and 2023 (dollars in millions):

	For the Years Ended December 31,
	2024	2023	Difference	% Change
Net sales	$1,764.2	$1,511.4	$252.8	17%
Segment profit	$401.7	$340.8	$60.9	18%
% of net sales	22.8%	22.5%

Net sales increased 17% in 2024 compared to 2023 primarily due to a 9% increase in sales volumes, a 3% increase in higher price and favorable mix, and a 5% increase in sales volumes from our AES acquisition.
Segment profit in 2024 increased $61 million compared to 2023 primarily due to $44 million from higher sales volumes, $39 million from price and mix benefit, and $15 million from our AES acquisition. Partially offsetting these increases were $28 million in expenses from higher factory inefficiencies, which includes costs related to the ramp up of our new facility in Mexico, slightly higher product costs, and $9 million of inflationary wage impacts.

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

Statement of Cash Flows

The following table summarizes our cash flow activity for the years ended December 31, 2025, 2024 and 2023 (in millions):

	2025	2024	2023
Net cash provided by operating activities	$757.6	$945.7	$736.2
Net cash used in investing activities	$(655.6)	$(174.4)	$(319.7)
Net cash used in financing activities	$(465.7)	$(418.6)	$(406.2)

Net Cash Provided By Operating Activities - Net cash provided by operating activities decreased $188 million to $758 million in 2025 compared to $946 million in 2024. The decrease was primarily attributable to an increase in net working capital of $217 million.

Net Cash Used In Investing Activities - Net cash used in investing activities increased $481 million from 2024 to 2025 primarily due to $545 million related to our acquisition of Duro Dyne and Supco, which was partially offset by lower capital expenditures. Capital expenditures were $119 million, $164 million and $250 million in 2025, 2024 and 2023, respectively. Capital expenditures in 2025 were primarily related to the expansion of our manufacturing capacity equipment and investments in systems and software to support the overall enterprise.

Net Cash Used In Financing Activities - Net cash used in financing activities was $466 million in 2025 and $419 million in 2024. The increase was primarily due to share repurchases in 2025, offset by higher net debt borrowings. We repurchased $482 million and $54 million in 2025 and 2024, respectively, as part of our Share Repurchase Plans. There were no repurchases in 2023. We also returned $173 million to shareholders through dividend payments in 2025.

Debt Position

The following table details our lines of credit and financing arrangements as of December 31, 2025 (in millions):

Outstanding Borrowings

Commercial paper:	$226.0

Current maturities of long-term debt:
Finance lease obligations	$18.3
Total current maturities of long-term debt	$18.3
Long-term debt:
Finance lease obligations	$50.6
Term loan	300.0
Senior unsecured notes	800.0
Debt issuance costs	(6.5)
Total long-term debt	$1,144.1
Total debt	$1,388.4

Commercial Paper Program

On October 25, 2023, we established a commercial paper program (the “Program”), as a replacement to our Asset Securitization Program which expired in November 2023, pursuant to which we may issue short-term, unsecured commercial paper notes (the “CP Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act. Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the CP Notes outstanding under the Program at any time not to exceed $500.0 million. The CP Notes have maturities of up to 397 days from the date of issue and rank pari passu with all of our other unsecured and unsubordinated indebtedness. The net proceeds from issuances of the CP Notes are typically used for general corporate purposes. Our revolving credit facility serves as a liquidity backstop for the repayment of CP Notes outstanding under the Program. There are $226.0 million in CP Notes outstanding under the Program as of December 31, 2025.

Credit Agreement

On May 9, 2025, we entered into an Amendment and Restatement Agreement (the “Credit Agreement”) to our existing unsecured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. Our Credit Agreement consists of a $1.0 billion unsecured revolving credit facility with an option to increase the revolving commitments by up to $350 million at our request, subject to the terms and conditions of the Credit Agreement. We had no outstanding borrowings as well as $1.7 million committed to standby letters of credit as of December 31, 2025. Subject to covenant limitations, $772.3 million was available for future borrowings after taking into consideration outstanding borrowings under the Program. The Credit Agreement includes a subfacility for swingline loans of up to $65.0 million. The Credit Agreement will expire and outstanding loans will be required to be repaid in May 2030, unless maturity is extended by the lenders pursuant to two one-year extension options that we may request under the Credit Agreement.

Term Loan

On October 16, 2025, we entered into a Term Credit Agreement (the “Term Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto. We borrowed $300.0 million pursuant to the Term Credit Agreement and used the net proceeds to repay existing borrowings under the Credit Agreement. The Term Credit Agreement matures on October 16, 2027. Loans under the Term Credit Agreement bear interest at our election at a rate per annum equal to (i) a forward-looking term rate based on the secured overnight financing rate for the applicable interest period ("Term SOFR"), plus an applicable margin ranging between 0.90% and 1.025% per annum depending on our long-term unsecured debt rating, or (ii) the highest of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus

0.50%, and Term SOFR for a one month tenor in effect on such day plus 1.00%, plus an applicable margin ranging between 0.00% and 0.025% per annum depending on our long-term unsecured debt rating.

The Term Credit Agreement contains customary covenants and events of default that are substantially similar to the existing covenants and events of default in our Credit Agreement.

Senior Unsecured Notes

In September 2023, we issued $500.0 million of senior unsecured notes, which will mature in September 2028 (the "2028 Notes") with interest being paid semi-annually in March and September at 5.50%. In July 2020, we issued senior unsecured notes for $300.0 million, which will mature on August 1, 2027 (the "2027 Notes" and collectively with the 2028 Notes, the "Notes") with interest being paid semi-annually in February and August at 1.70% per annum. On August 1, 2025, we repaid upon maturity $300.0 million of our 1.35% senior unsecured notes due in 2025 that were originally issued in 2020.

Financial Leverage

We periodically review our capital structure, including our primary bank facility, to ensure the appropriate levels of liquidity and leverage and to take advantage of favorable interest rate environments or other market conditions. We consider various other financing alternatives and may, from time to time, access the capital markets.

We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our Share Repurchase Plans. Our book value of debt-to-total-capital ratio decreased to 54% at December 31, 2025 compared to 57% at December 31, 2024.

As of December 31, 2025, our senior credit ratings were Baa1 with a stable outlook, and BBB with a stable outlook, by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Rating Group (“S&P”), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody’s and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $34.2 million, future cash generated from operations and available future borrowings are sufficient to fund our operations, planned capital expenditures, future contractual obligations, share repurchases, anticipated dividends and other needs in the foreseeable future. Included in our cash and cash equivalents as of December 31, 2025 was $9 million of cash held in foreign locations, although that amount can fluctuate significantly depending on the timing of cash receipts and payments. Our cash and cash equivalents held in foreign locations is generally available for use in our U.S. operations and could be subject to foreign withholding taxes and U.S. state taxes.

No contributions are required to be made to our U.S. defined benefit plans in 2026. We made $7.6 million in total contributions to our pension plans in 2025.

Dividend payments were $173 million in 2025 compared to $160 million in 2024. On May 22, 2025, our Board of Directors approved a 13% increase in our quarterly dividend on common stock from $1.15 to $1.30 per share effective with the July 2025 dividend payment.

Delaware law limits the ability to pay dividends to surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, stock repurchases can only be made out of surplus and only if our capital would not be impaired.

We expect capital expenditures of approximately $250 million in 2026 for general capital improvement projects.

Financial Covenants related to our Debt

The Credit Agreement and Term Credit Agreement (the “Credit Facilities”) are guaranteed by the Guarantor Subsidiaries (as defined below) and contain customary covenants applicable to us and our subsidiaries including limitations on indebtedness, liens, dividends, stock repurchases, mergers and sales of all or substantially all of our assets. In addition, the Credit Facilities each contain a financial covenant requiring us to maintain, as of the last day of each fiscal quarter for the four prior fiscal quarters, a Total Net Leverage Ratio of no more than 3.50 to 1.00 (or, at our election, on up to two occasions following a material acquisition, 4.00 to 1.00).

Our Credit Facilities contains customary events of default. These events of default include nonpayment of principal or other amounts, material inaccuracy of representations and warranties, breach of covenants, default on certain other indebtedness or receivables securitizations (cross default), certain voluntary and involuntary bankruptcy events and the occurrence of a change in control. A cross default under our Credit Facilities could occur if:

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

Each of our major debt agreements contains provisions by which a default under one agreement causes a default in the others (a cross default). If a cross default under our Credit Facilities or our senior unsecured notes were to occur, it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment.

If any event of default occurs and is continuing, the administrative agent, or lenders with a majority of the aggregate commitments, may require the administrative agent to terminate our right to borrow under our Credit Agreement and accelerate amounts due under our Credit Facilities (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate).

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

The following combined Parent and Guarantor Subsidiaries financial information is presented as of December 31, 2025 and for the year ended December 31, 2025 (in millions):

December 31, 2025
Current assets	$1,676.4
Non-current assets	1,824.9
Current liabilities	1,000.7
Non-current liabilities	1,689.4
Amounts due to non-Guarantor Subsidiaries	(463.7)

For the Year Ended December 31, 2025
Net sales	$5,113.8
Gross profit	1,324.4
Net income	406.3

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

Where available, the fair values were based upon quoted prices in active markets. However, if quoted prices were not available, then the fair values were based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities without observable market activity, if any, the fair values were based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. Valuation adjustments to reflect either party’s creditworthiness and ability to pay were incorporated into our valuations, where appropriate, as of December 31, 2025 and 2024, the measurement dates. See Note 16 of the Notes to the Consolidated Financial Statements for more information on the assets and liabilities measured at fair value.

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

Notional amount (pounds of aluminum and copper)	87.6
Carrying amount and fair value of net asset	$23.6
Change in fair value from 10% change in forward prices	$13.2

Refer to Note 9 of the Notes to the Consolidated Financial Statements for additional information regarding our commodity futures contracts.

Interest Rate Risk

Our results of operations can be affected by changes in interest rates due to variable rates of interest on our debt facilities, cash, cash equivalents and short-term investments. A 10% adverse movement in the levels of interest rates across the entire yield curve would have resulted in an increase to pre-tax interest expense of approximately $1.1 million, $0.9 million and $2.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

From time to time, we may use an interest rate swap hedging strategy to eliminate the variability of cash flows in a portion of our interest payments. This strategy, when employed, allows us to fix a portion of our interest payments when interest rates are low. As of December 31, 2025 and 2024, no interest rate swaps were in effect.

Foreign Currency Exchange Rate Risk

Our results of operations are affected by changes in foreign currency exchange rates. Net sales and expenses in foreign currencies are translated into U.S. dollars for financial reporting purposes based on the average exchange rate for the period. Our primary exposure to foreign currencies are the Canadian dollar, Mexican Peso, and the Euro. During 2025, 2024 and 2023, net sales from outside the U.S. represented 7%, 6% and 11%, respectively, of our total net sales. For the years ended December 31, 2025, 2024, and 2023, foreign currency transaction gains and losses did not have a material impact to our results of operations. A 10% change in foreign exchange rates would have had an estimated $5.8 million, $2.6 million and $5.6 million impact to net income for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.
Based on this assessment, management concluded that as of December 31, 2025, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements, has issued an audit report including an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2025, a copy of which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lennox International Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Lennox International Inc. and subsidiaries (the Company) as of December 31, 2025, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for the year then ended, and the related notes and Schedule II – Valuation and Qualifying Accounts and Reserves listed in the Index at Item 15 for the year ended December 31, 2025 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2026 expressed an unqualified opinion thereon.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for certain inventories to the first-in, first-out (“FIFO”) method effective October 1, 2025, with retrospective application to all periods presented.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Product Warranty Liability

Description of the Matter	As of December 31, 2025, the Company's product warranty liability was $167.2 million. As discussed in Note 2 to the consolidated financial statements, the Company accrues for product warranty liabilities based on the estimated future costs to repair or replace products under warranty.

Auditing the product warranty liability is complex and involves subjective auditor judgment in assessing the assumptions used to estimate the product warranty liability, specifically, the estimated failure rates and estimated cost per failure.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for estimating the product warranty liability. We tested the Company’s controls that address the risk of material misstatement related to the determination of the product warranty liability, including the key assumptions related to the estimates of the failure rates and the cost of failures, and the completeness and accuracy of data used in the model developed by management.
To test the product warranty liability, our audit procedures included, among others, evaluating the key assumptions and the underlying data used by the Company in developing the liability estimate. As management utilizes historical trends in failure rates and average cost of failures relative to its product categories and warranty terms, we evaluated management’s methodology for determining the failure rate and cost of failure assumptions by comparing these key assumptions to trends observed in historical Company claims data. We also performed sensitivity analyses to determine the effect of changes in assumptions, where appropriate. We also tested completeness and accuracy of underlying claims data used in management’s estimation calculations and performed recalculations to evaluate the accuracy of the model used by management to determine the estimate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2025.

Dallas, Texas

February 17, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lennox International Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Lennox International Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Lennox International Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for the year then ended, and the related notes and Schedule II – Valuation and Qualifying Accounts and Reserves listed in the Index at Item 15 for the year ended December 31, 2025, and our report dated February 17, 2026, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Ernst & Young LLP

Dallas, Texas

February 17, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Lennox International Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Lennox International Inc. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes and Schedule II – Valuation and Qualifying Accounts and Reserves (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2002 to 2025.

Dallas, Texas
February 11, 2025, except for the effects of the change in accounting principle related to inventories described in Note 2, as to which the date is February 17, 2026

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except shares and par values)

	As of December 31,
	2025	2024 As Adjusted
ASSETS
Current Assets:
Cash and cash equivalents	$34.2	$415.1
Short-term investments	0.5	7.2
Accounts and notes receivable, net of allowances of $8.5 and $17.8 in 2025 and 2024, respectively	578.8	661.1
Inventories, net	1,152.6	853.0
Other current assets	137.7	96.0
Total current assets	1,903.8	2,032.4
Restricted cash equivalents	18.5	—
Property, plant and equipment, net of accumulated depreciation of $1,043.9 and $956.8 in 2025 and 2024, respectively	887.2	800.1
Right-of-use assets from operating leases	356.3	327.2
Goodwill	497.2	220.0
Intangible assets, net, net of accumulated amortization of $38.3 and $30.7 in 2025 and 2024, respectively	273.0	45.1
Deferred income taxes	12.9	75.1
Other assets, net	132.9	120.1
Total assets	$4,081.8	$3,620.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Commercial paper	$226.0	$—
Current maturities of long-term debt	18.3	314.5
Current operating lease liabilities	88.9	73.4
Accounts payable	438.0	490.0
Accrued expenses	374.2	435.4
Income taxes payable	46.4	—
Total current liabilities	1,191.8	1,313.3
Long-term debt	1,144.1	833.1
Long-term operating lease liabilities	293.4	267.6
Pensions	18.7	18.9
Other liabilities	270.7	225.0
Total liabilities	2,918.7	2,657.9
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,243.0	1,213.3
Retained earnings	4,891.1	4,262.7
Accumulated other comprehensive loss	(48.5)	(93.7)
Treasury stock, at cost, 52,374,147 shares and 51,573,986 shares for 2025 and 2024, respectively	(4,923.4)	(4,421.1)
Total stockholders' equity	1,163.1	962.1
Total liabilities and stockholders' equity	$4,081.8	$3,620.0

The accompanying notes are an integral part of these Consolidated Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	For the Years Ended December 31,
	2025	2024 As Adjusted	2023 As Adjusted
Net sales	$5,195.3	$5,341.3	$4,981.9
Cost of goods sold	3,460.5	3,563.8	3,432.7
Gross profit	1,734.8	1,777.5	1,549.2
Operating expenses:
Selling, general and administrative expenses	681.4	730.6	705.5
Losses and other expenses, net	12.0	12.9	8.5
Restructuring charges	6.8	—	3.1
Impairment on assets held for sale	—	—	63.2
(Gain) loss on sale from previous dispositions	(0.9)	1.5	(14.1)
Income from equity method investments	(6.0)	(7.9)	(8.5)
Operating income	1,041.5	1,040.4	791.5
Pension settlements	0.4	0.4	0.8
Interest expense, net	40.9	38.7	51.7
Other expense, net	3.4	1.9	0.1
Income before income taxes	996.8	999.4	738.9
Provision for income taxes	191.0	188.3	147.7
Net income	$805.8	$811.1	$591.2

Earnings per share – Basic:	$22.89	$22.78	$16.65

Earnings per share – Diluted:	$22.79	$22.66	$16.58

Weighted Average Number of Shares Outstanding - Basic	35.2	35.6	35.5
Weighted Average Number of Shares Outstanding - Diluted	35.4	35.8	35.7

The accompanying notes are an integral part of these Consolidated Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	For the Years Ended December 31,
	2025	2024 As Adjusted	2023 As Adjusted
Net income	$805.8	$811.1	$591.2
Other comprehensive income (loss):
Foreign currency translation adjustments	27.1	(35.6)	11.9
Reclassification of foreign currency translation upon sale of businesses	—	—	15.8
Net change in pension and post-retirement benefit liabilities	(2.5)	(2.9)	(1.5)
Reclassification of pension and post-retirement benefit losses into earnings	1.4	1.4	5.5
Reclassification of pension adjustments upon sale of businesses	—	—	(1.8)
Pension settlements	0.4	0.4	0.8
Share of equity method investments other comprehensive income	(0.2)	(0.2)	1.1
Net change in fair value of cash flow hedges	44.3	(0.2)	3.2
Reclassification of cash flow hedge (gains) losses into earnings	(21.0)	0.9	0.4
Other comprehensive income (loss), before tax	$49.5	$(36.2)	$35.4
Tax expense	(4.3)	(0.6)	(1.7)
Other comprehensive income (loss), net of tax	45.2	(36.8)	33.7
Comprehensive income	$851.0	$774.3	$624.9

The accompanying notes are an integral part of these Consolidated Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2025, 2024 and 2023
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders’ Equity (Deficit)
					Shares	Amount
Balance as of December 31, 2022	$0.9	$1,155.2	$3,070.6	$(90.6)	$51.7	$(4,339.2)	$(203.1)
Cumulative effect from change in accounting method	—	—	106.6	—	—	—	106.6
Net income	—	—	591.2	—	—	—	591.2
Dividends, $4.36 per share	—	—	(154.5)	—	—	—	(154.5)
Foreign currency translation adjustments	—	—	—	27.7	—	—	27.7
Pension and post-retirement liability changes	—	—	—	2.0	—	—	2.0
Share of equity method investments other comprehensive income	—	—	—	1.1	—	—	1.1
Stock-based compensation expense	—	30.1	—	—	—	—	30.1
Change in cash flow hedges	—	—	—	2.9	—	—	2.9
Treasury shares reissued for common stock	—	(0.7)	—	—	(0.2)	4.6	3.9
Treasury stock purchases	—	—	—	—	0.1	(14.9)	(14.9)
Balance as of December 31, 2023	0.9	1,184.6	3,613.9	(56.9)	51.6	(4,349.5)	393.0
Net income	—	—	811.1	—	—	—	811.1
Dividends, $4.55 per share	—	—	(162.3)	—	—	—	(162.3)
Foreign currency translation adjustments	—	—	—	(35.6)	—	—	(35.6)
Pension and post-retirement liability changes	—	—	—	(1.5)	—	—	(1.5)
Share of equity method investments other comprehensive income	—	—	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	28.5	—	—	—	—	28.5
Change in cash flow hedges	—	—	—	0.5	—	—	0.5
Treasury shares reissued for common stock	—	0.2	—	—	(0.1)	4.2	4.4
Treasury stock purchases	—	—	—	—	0.1	(75.8)	(75.8)
Balance as of December 31, 2024	0.9	1,213.3	4,262.7	(93.7)	51.6	(4,421.1)	962.1
Net income	—	—	805.8	—	—	—	805.8
Dividends, $5.05 per share	—	—	(177.4)	—	—	—	(177.4)
Foreign currency translation adjustments	—	—	—	27.1	—	—	27.1
Pension and post-retirement liability changes	—	—	—	(1.1)	—	—	(1.1)
Share of equity method investments other comprehensive income	—	—	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	28.4	—	—	—	—	28.4
Purchase of common stock under Employee Stock Purchase Program	—	0.7	—	—	—	—	0.7
Change in cash flow hedges	—	—	—	19.4	—	—	19.4
Treasury shares reissued for common stock	—	0.6	—	—	(0.1)	3.5	4.1
Treasury stock purchases	—	—	—	—	0.9	(505.8)	(505.8)
Balance as of December 31, 2025	$0.9	$1,243.0	$4,891.1	$(48.5)	52.4	$(4,923.4)	$1,163.1
The accompanying notes are an integral part of these Consolidated Financial Statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2025, 2024 and 2023
(In millions)

	2025	2024 As Adjusted	2023 As Adjusted
Cash flows from operating activities:
Net income	$805.8	$811.1	$591.2
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale from previous dispositions	(0.9)	1.5	(14.1)
Impairment on net assets held for sale	—	—	63.2
Income from equity method investments	(6.0)	(7.9)	(8.5)
Dividends from affiliates	6.6	3.0	0.5
Restructuring charges, net of cash paid	3.3	—	2.6
Provision for credit (gains) losses	(1.9)	8.0	9.8
Unrealized losses (gains), net on derivative contracts	4.8	(2.3)	6.0
Stock-based compensation expense	29.1	28.5	30.1
Depreciation and amortization	112.5	95.1	86.0
Deferred income taxes	20.2	(23.2)	(25.7)
Pension expense	4.3	4.2	3.2
Pension contributions	(8.0)	(9.3)	(15.0)
Other items, net	—	—	(0.5)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	108.9	(80.4)	(32.7)
Inventories	(228.2)	(15.6)	9.7
Other current assets	(27.8)	(8.3)	7.1
Accounts payable	(74.2)	115.0	(29.2)
Accrued expenses	(69.5)	30.4	65.0
Income taxes payable and receivable, net	58.6	(21.9)	(24.1)
Leases, net	12.1	5.5	3.1
Other, net	7.9	12.3	8.5
Net cash provided by operating activities	757.6	945.7	736.2
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	1.4	2.5	2.1
Purchases of property, plant and equipment	(118.8)	(163.6)	(250.2)
Acquisitions, net of cash	(545.0)	1.8	(94.9)
Net proceeds from previous disposition	—	(7.7)	23.2
Proceeds from (purchases of) investments and other	6.8	(7.4)	0.1
Net cash used in investing activities	(655.6)	(174.4)	(319.7)
Cash flows from financing activities:
Commercial paper borrowings	1,368.8	424.1	150.0
Commercial paper payments	(1,142.8)	(574.1)	—
Borrowings from debt arrangements	300.0	156.7	1,911.0
Payments on debt arrangements	(18.9)	(194.3)	(2,797.4)
Issuance of senior unsecured notes	—	—	500.0
Payment of senior unsecured notes	(300.0)	—	—
Borrowings from credit facility	200.0	—	—
Payments on credit facility	(200.0)	—	—
Payments of deferred financing costs	(2.3)	—	(5.4)
Proceeds from employee stock purchases	4.0	4.5	3.9
Repurchases of common stock	(482.3)	(53.6)	—
Repurchases of common stock to satisfy employee withholding tax obligations	(19.2)	(21.6)	(14.9)
Cash dividends paid	(173.0)	(160.3)	(153.4)
Net cash used in financing activities	(465.7)	(418.6)	(406.2)
(Decrease) increase in cash, cash equivalents and restricted cash equivalents	(363.7)	352.7	10.3
Effect of exchange rates on cash, cash equivalents and restricted cash equivalents	1.3	1.7	(2.2)
Cash, cash equivalents and restricted cash equivalents, beginning of year	415.1	60.7	52.6
Cash, cash equivalents and restricted cash equivalents, end of year	$52.7	$415.1	$60.7

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$46.5	$45.2	$50.2
Income taxes paid (net of refunds)	$103.8	$231.9	$197.8
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

Restricted Cash Equivalents

Restricted cash equivalents relate to amounts restricted for payment of certain indemnities and is recorded within long-term assets on the accompanying Consolidated Balance Sheets.

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

Inventories

Inventory costs include material, labor, and capitalized overhead. Inventories are valued at the lower of cost or net realizable value with costs determined primarily using standard cost, which approximates costs determined on a first-in, first-out (“FIFO”) basis. See Note 9 for more information on our inventories. In the fourth quarter of 2025, we changed the method of accounting for certain of our inventories from last-in-first-out (“LIFO”) to FIFO. Refer to “Change in Accounting” below for further discussion.

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
We periodically review long-lived assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets might not be recoverable. To assess recoverability, we compare the estimated expected future undiscounted cash flows identified with each long-lived asset or related asset group to the carrying amount of such assets. If the expected future undiscounted cash flows do not exceed the carrying value of the asset or assets being reviewed, an impairment loss is recognized based on the excess of the carrying amount of the impaired assets over their fair value. See Note 9 for additional information on our property, plant and equipment. Based on the expected fair value of the consideration to be received from the sale of our European commercial HVAC and refrigeration businesses, net of our costs to sell, we recorded an impairment on assets held for sale during the third quarter of 2023 which included a $22.6 million impairment of property, plant and equipment.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of assets from acquired businesses. Goodwill is not amortized, but is reviewed for impairment annually during the third quarter and whenever events or changes in circumstances indicate the asset may be impaired. See Note 9 for additional information on our goodwill.

The provisions of the accounting standard for goodwill allow us to first assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. As part of our qualitative assessment, we monitor economic, legal, regulatory and other factors, industry trends, our market capitalization, recent and forecasted financial performance of our reporting units and the timing and nature of our restructuring activities as a whole and for each reporting unit.

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

The range of useful lives approximates the following (in years):

Customer relationships	2 to 20 years
Non-compete agreements	Contracted term
Trade names	2 to 20 years

We assess the recoverability of the carrying amount of our intangible assets with finite lives whenever events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. Recoverability is measured by a comparison of the carrying amount of an asset group to the future undiscounted cash flows expected to be generated by the asset group. If the undiscounted cash flows are less than the carrying amount of the asset group, an impairment loss is recognized for the amount by which the carrying value of the asset group exceeds the fair value of the asset group.

Product Warranties

For some of our heating, ventilation and air conditioning (“HVAC”) products, we provide warranty terms ranging from 1 to 20 years to customers for certain components such as compressors or heat exchangers. For select products, we used to provide limited lifetime warranties. A liability for estimated warranty expense is recorded in cost of goods sold on the date that revenue is recognized. Our estimates of future warranty costs are determined by product category. The number of units we expect to repair or replace is determined by applying an estimated failure rate, which is generally based on historical experience, to the number of units that were sold and are still under warranty. In most cases, the estimated units to be repaired under warranty are multiplied by the estimated cost of replacement parts to determine the estimated future warranty cost. We do not discount product warranty liabilities as the amounts are not fixed and the timing of future cash payments is neither fixed nor reliably determinable. We also provide for specifically-identified warranty obligations. Estimated future warranty costs are subject to adjustment depending on changes in actual failure rate and cost experience. Subsequent costs incurred for warranty claims serve to reduce the accrued product warranty liability. See Note 5 for more information on our estimated future warranty costs.

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

Self-Insurance

Self-insurance expense and liabilities are actuarially determined based primarily on our historical claims information, industry factors, and trends. The self-insurance liabilities as of December 31, 2025 represent our best estimate of the future payments to be made on reported and unreported losses for 2025 and prior years. The amounts and timing of payments for claims reserved may vary depending on various factors, including the development and ultimate settlement of reported and unreported claims. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liabilities may change. See Note 5 for additional information on our self-insured risks and liabilities.

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

Change in Accounting

In the fourth quarter of 2025, we changed the method of accounting for all inventory previously on LIFO to FIFO. Inventories valued using the LIFO method comprised approximately 75% of our consolidated inventories before deducting the LIFO reserve as of December 31, 2024. We believe the FIFO method is preferable because it more closely matches the physical flow of materials through purchasing, receiving, warehousing, production and order fulfillment, it results in a more consistent method to value inventory across the Company, and it improves comparability with industry peers. This change increased Retained Earnings by $106.6 million as of January 1, 2023. The effects of the change in accounting principle have been retrospectively applied to all periods presented.

The effect of the changes made to our Consolidated Statements of Operations was as follows (in millions):

	For the Years Ended December 31,
	2024			2023
	As Reported	Effect of Change	As Adjusted	As Reported	Effect of Change	As Adjusted
Net sales	$5,341.3	$—	$5,341.3	$4,981.9	$—	$4,981.9
Cost of goods sold	3,569.4	(5.6)	3,563.8	3,434.1	(1.4)	3,432.7
Gross profit	1,771.9	5.6	1,777.5	1,547.8	1.4	1,549.2
Operating income	1,034.8	5.6	1,040.4	790.1	1.4	791.5
Income before income taxes	993.8	5.6	999.4	737.5	1.4	738.9
Provision for income taxes	186.9	1.4	188.3	147.4	0.3	147.7
Net income	$806.9	$4.2	$811.1	$590.1	$1.1	$591.2

Earnings per share - Basic	$22.67	$0.11	$22.78	$16.61	$0.04	$16.65

Earnings per share - Diluted	$22.54	$0.12	$22.66	$16.54	$0.04	$16.58

The effect of the changes made to our Consolidated Balance Sheets was as follows (in millions):

	As of December 31,
	2024			2023
	As Reported	Effect of Change	As Adjusted	As Reported	Effect of Change	As Adjusted
Inventories, net	$704.8	$148.2	$853.0	$699.1	$142.7	$841.8
Total current assets	$1,884.2	$148.2	$2,032.4	$1,433.5	$142.7	$1,576.2
Total assets	$3,471.8	$148.2	$3,620.0	$2,798.3	$142.7	$2,941.0
Other liabilities(1)	$188.7	$36.3	$225.0	$168.2	$35.0	$203.2
Total liabilities	$2,621.6	$36.3	$2,657.9	$2,513.0	$35.0	$2,548.0
Retained earnings	$4,150.8	$111.9	$4,262.7	$3,506.2	$107.7	$3,613.9
Total stockholders’ equity	$850.2	$111.9	$962.1	$285.3	$107.7	$393.0
Total liabilities and stockholders' equity	$3,471.8	$148.2	$3,620.0	$2,798.3	$142.7	$2,941.0
(1) The accounting change impacts Deferred tax liabilities within Other liabilities in our Consolidated Balance Sheets.

The effect of the changes made to our Consolidated Statements of Cash Flows (in millions):

	As of December 31,
	2024			2023
	As Reported	Effect of Change	As Adjusted	As Reported	Effect of Change	As Adjusted
Net Income	$806.9	$4.2	$811.1	$590.1	$1.1	$591.2
Inventories	$(10.1)	$(5.5)	$(15.6)	$11.1	$(1.4)	$9.7
Deferred income taxes	$(24.5)	$1.3	$(23.2)	$(26.0)	$0.3	$(25.7)

The following tables compare the amounts currently reported to the amounts that would have been reported under LIFO (in millions):

	For the Year Ended December 31, 2025
	As Reported	Inventory Calculated Using LIFO	Effect of Change
Consolidated Statement of Operations
Cost of goods sold	$3,460.5	$3,481.2	$(20.7)
Income before income taxes	$996.8	$976.1	$20.7
Provision for income taxes	$191.0	$186.0	$5.0
Net income	$805.8	$790.1	$15.7

Earnings per share - Basic	$22.89	$22.45	$(0.44)

Earnings per share - Diluted	$22.79	$22.32	$(0.47)

	As of December 31, 2025
	As Reported	Inventory Calculated Using LIFO	Effect of Change
Consolidated Balance Sheet
Inventories	$1,152.6	$983.4	$(169.2)
Total assets	$4,081.8	$3,912.6	$(169.2)
Other liabilities(1)	$270.7	$229.3	$(41.4)
Retained earnings	$4,891.1	$4,763.3	$(127.8)
Total liabilities and stockholders’ equity	$4,081.8	$3,912.6	$(169.2)
(1) The accounting change impacts Deferred tax liabilities within Other liabilities in our Consolidated Balance Sheets.

Changes in Accounting Standards Effective for Future Reporting Periods

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updates income tax disclosure requirements, primarily through enhanced disclosures regarding income rate reconciliation and income taxes paid. This is effective for fiscal years beginning after December 15, 2024. ASU 2023-09 requires that, on an annual basis, entities disclose specific categories in the rate reconciliation and additional information for reconciling items that meet a certain quantitative threshold. The amendment also requires enhanced disclosures around taxes paid and income tax expense by federal, state and foreign jurisdictions. We adopted the standard on a prospective basis in the current period. See Note 12 for more information.

3. Reportable Business Segments:

Description of Segments

We operate in two reportable business segments of the HVACR industry. Our segments are organized primarily by the nature of the products and services we provide. The following table describes each segment:

Segment	Products or Services	Markets Served	Geographic Areas
Home Comfort Solutions	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, comfort control products, replacement parts and supplies	Residential Replacement; Residential New Construction	United States Canada
Building Climate Solutions	Unitary heating and air conditioning equipment, applied systems, controls, installation and service of commercial heating and cooling equipment, variable refrigerant flow commercial products, curb, curb adapters, drop box diffusers, HVAC recycling and salvage service, condensing units, unit coolers, fluid coolers, air cooled condensers, air handlers, process chillers, controls, compressorized racks, replacement parts and supplies
		Light Commercial; Food Preservation; Non-Food Industry	United States Canada

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

The Company’s chief operating decision maker is Alok Maskara, Chief Executive Officer.

Key financial information for each segment is shown below (in millions):

	Home Comfort Solutions	Business Climate Solutions	Corporate and Other(1)	Total
For the Year Ended December 31, 2025
Net Sales(2)	$3,343.4	$1,851.9	$—	$5,195.3
Cost of Goods Sold	2,280.7	1,179.8	—	3,460.5
Selling, general and administrative	349.6	240.4	91.4	681.4
Other (income) expense(4)	(15.4)	(2.5)	13.6	(4.3)
Segment profit (loss)(5)	$728.5	$434.2	$(105.0)	$1,057.7

For the Year Ended December 31, 2024
Net Sales(2)	$3,577.1	$1,764.2	$—	$5,341.3
Cost of Goods Sold(3)	2,425.3	1,137.8	0.7	3,563.8
Selling, general and administrative	393.8	229.9	107.0	730.6
Other (income) expense(4)	(2.5)	(5.2)	12.7	5.0
Segment profit (loss)(3)(5)	$760.5	$401.7	$(120.3)	$1,041.9

For the Year Ended December 31, 2023
Net Sales(2)	$3,222.9	$1,511.4	$247.6	$4,981.9
Cost of Goods Sold(3)	2,275.9	977.9	178.9	3,432.7
Selling, general and administrative	350.2	197.5	157.8	705.5
Other (income) expense(4)	(14.8)	(4.8)	4.8	(14.8)
Segment profit (loss)(3)(5)	$611.6	$340.8	$(93.9)	$858.5

(1) The Corporate and Other segment included our European portfolio. In the fourth quarter of 2023, we completed the divestiture of our European operations.

(2) On a consolidated basis, no revenue from transactions with a single customer were 10% or greater of our consolidated net sales for any of the periods presented.

(3) Amounts are adjusted to reflect the accounting method change from LIFO to FIFO. The adjustments for Home Comfort Solutions were $0.8 million and $1.4 million for the years ended December 31, 2024 and 2023, respectively. The adjustment for Business Climate Solutions was $4.8 million for the year ended December 31, 2024 and a nominal adjustment was made for the year ended December 31, 2023.

(4) Other (income) expense is primarily comprised of income from equity method investments and losses and other expenses, net.

(5) We define segment profit (loss) as a segment's operating income (loss) included in the accompanying Consolidated Statements of Operations, excluding:
•The following items in Losses and other expenses, net:
◦Net change in unrealized losses (gains) on unsettled futures contracts,
◦Environmental liabilities and special litigation charges
◦Other items, net, and
◦Acquisition costs
•Restructuring charges;
•Impairment on assets held for sale; and
•(Gain) loss on sale from previous dispositions.

The reconciliations of segment profit to Operating income and Net income before income taxes are presented below (in millions):

	For the Years Ended December 31,
	2025	2024	2023
Total segment profit(1)(2)	$1,057.7	$1,041.9	$858.5
Reconciliation to Operating income:
(Gain) loss on sale from previous dispositions	(0.9)	1.5	(14.1)
Impairment of assets held for sale	—	—	63.2
Items in Losses and other expenses, net that are excluded from segment profit (loss) (1)	—	—	14.8
Restructuring charges	6.8	—	3.1
Acquisition costs	10.3	—	—
Operating income	1,041.5	1,040.4	791.5
Reconciliation to income before income taxes:
Pension settlements	0.4	0.4	0.8
Interest expense, net	40.9	38.7	51.7
Other expense, net	3.4	1.9	0.1
Income before income taxes	$996.8	$999.4	$738.9

(1) We define segment profit (loss) as a segment's operating income (loss) included in the accompanying Consolidated Statements of Operations, excluding:
•The following items in Losses and other expenses, net:
◦Net change in unrealized losses (gains) on unsettled futures contracts,
◦Environmental liabilities and special litigation charges,
◦Other items, net, and
◦Acquisition costs
•Restructuring charges;
•Impairment on assets held for sale; and
•(Gain) loss on sale of businesses.

(2) The 2024 and 2023 amounts are adjusted to reflect the accounting method change from LIFO to FIFO.

Total assets by segment are shown below (in millions):

	As of December 31,
	2025	2024 As Adjusted	2023 As Adjusted
Total Assets:
Home Comfort Solutions	$1,971.0	$1,721.4	$1,549.3
Building Climate Solutions	1,746.4	1,105.5	1,032.1
Corporate and Other	364.4	793.1	359.6
Total assets	$4,081.8	$3,620.0	$2,941.0

The assets in Corporate and Other primarily consist of cash, property, plant and equipment and short-term investments and deferred tax assets as well as the assets in the European portfolio which was disposed of in the fourth quarter of 2023. Assets recorded in the operating segments represent those assets directly associated with those segments.

Total capital expenditures by segment are shown below (in millions):

	For the Years Ended December 31,
	2025	2024	2023
Capital Expenditures:
Home Comfort Solutions	$49.0	$78.1	$59.1
Building Climate Solutions	37.7	57.8	119.6
Corporate and Other	32.1	27.7	71.5
Total capital expenditures	$118.8	$163.6	$250.2

Depreciation and amortization expenses by segment are shown below (in millions):

	For the Years Ended December 31,
	2025	2024	2023
Depreciation and Amortization:
Home Comfort Solutions	$46.9	$39.0	$35.3
Building Climate Solutions	36.0	25.6	19.4
Corporate and Other	29.6	30.5	31.3
Total depreciation and amortization	$112.5	$95.1	$86.0

The income from equity method investments is shown below (in millions):

	For the Years Ended December 31,
	2025	2024	2023
Income from Equity Method Investments:
Home Comfort Solutions	$5.4	$4.4	$5.5
Building Climate Solutions	0.6	3.5	3.0
Total income from equity method investments	$6.0	$7.9	$8.5

Geographic Information

Property, plant and equipment, net for each major geographic area in which we operate, based on the domicile of our operations, are shown below (in millions):

	As of December 31,
	2025	2024	2023
Property, Plant and Equipment, net:
United States	$607.4	$537.3	$487.1
Mexico	269.2	254.0	228.7
Canada	4.2	2.9	2.2
Other international	6.4	5.9	2.4
Total Property, plant and equipment, net	$887.2	$800.1	$720.4

4. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share were as follows (in millions, except per share data):

	For the Years Ended December 31,
	2025	2024 As Adjusted	2023 As Adjusted
Net income	$805.8	$811.1	$591.2

Weighted-average shares outstanding – basic	35.2	35.6	35.5
Add: Potential effect of diluted securities attributable to stock-based payments	0.2	0.2	0.2
Weighted-average shares outstanding – diluted	$35.4	$35.8	$35.7

Earnings per share - Basic(1):	$22.89	$22.78	$16.65

Earnings per share - Diluted(1):	$22.79	$22.66	$16.58
(1) Amounts may not recalculate due to rounding.

5. Commitments and Contingencies:

Leases
We lease certain real and personal property under non-cancelable leases. Approximately 81% of our right-of-use assets and lease liabilities relate to our leases of real estate with the remaining amounts relating to our leases of IT equipment, fleet vehicles and manufacturing and distribution equipment.

The components of lease expense were as follows (in millions):

	For the Years Ended December 31,
	2025	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$19.3	$15.4	$14.5
Interest on lease liabilities	2.9	2.7	1.7
Operating lease cost	96.1	83.3	74.1
Short-term lease cost	6.4	5.0	5.3
Variable lease cost	31.0	27.6	26.8
Total lease cost	$155.7	$134.0	$122.4

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$90.6	$76.6	$70.5
Financing cash flows from finance leases	$21.8	$17.3	$15.8
Right-of-use assets obtained in exchange for new finance lease liabilities	$36.2	$26.1	$21.3
Right-of-use assets obtained in exchange for new operating lease liabilities	$107.7	$177.1	$56.4

	As of December 31,
	2025	2024
Finance lease right-of-use assets(1)	$62.1	$48.1
Operating lease right-of-use assets	$356.3	$327.2
Finance lease liability, current(2)	$18.3	$14.9
Finance lease liability, non-current(3)	$50.6	$39.5
Operating lease liability, current	$88.9	$73.4
Operating lease liability, non-current	$293.4	$267.6
Weighted-average remaining lease term – finance leases	3.3 years	3.3 years
Weighted-average remaining lease term – operating leases	5.6 years	5.5 years
Weighted-average discount rate – finance leases	4.70%	4.73%
Weighted-average discount rate – operating leases	4.76%	4.67%
(1) Recorded in Property, plant and equipment in Consolidated Balance Sheets
(2) Recorded in Current maturities of long-term debt in Consolidated Balance Sheets
(3) Recorded in Long-term debt in Consolidated Balance Sheets

Future annual minimum lease payments and finance lease commitments as of December 31, 2025 were as follows (in millions).

	Operating Leases	Finance Leases
2026	$98.9	$21.1
2027	80.8	17.0
2028	68.7	13.2
2029	58.1	19.9
2030	40.7	3.1
Thereafter	83.0	—
Total minimum lease payments	$430.2	$74.3
Less imputed interest	(47.9)	(5.4)
Present value of minimum payments	$382.3	$68.9

As of December 31, 2025, the Company has an additional operating lease commitment of $63.5 million for a distribution facility that has not yet commenced and is not included in the amounts in the table above.

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

Total product warranty liabilities are included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2025	2024
Accrued expenses	$53.1	$49.1
Other liabilities	114.1	109.4
Total product warranty liabilities	$167.2	$158.4

The changes in product warranty liabilities related to continuing operations for the years ended December 31, 2025 and 2024 were as follows (in millions):

Total warranty liability as of December 31, 2023	$142.8
Payments made in 2024	(41.2)
Changes resulting from issuance of new warranties	59.0
Changes in estimates associated with pre-existing liabilities	(1.4)
Changes in foreign currency translation rates and other	(0.8)
Total warranty liability as of December 31, 2024	$158.4
Payments made in 2025	(46.9)
Changes resulting from issuance of new warranties	52.5
Changes in estimates associated with pre-existing liabilities	2.7
Changes in foreign currency translation rates and other	0.5
Total warranty liability as of December 31, 2025	$167.2

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

Total self-insurance liabilities were included in the following captions on the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2025	2024
Accrued expenses	$6.7	$4.6
Other liabilities	15.8	15.6
Total self-insurance liabilities	$22.5	$20.2

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

6. Stock Repurchases:

Our Board of Directors have authorized a total of $5 billion to repurchase shares of our common stock (collectively referred to as the “Share Repurchase Plans”), including a $1.0 billion share repurchase authorization in May 2025. The Share Repurchase Plans allow us to repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by us, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The Share Repurchase Plans do not require the repurchase of a specific number of shares and may be terminated at any time. As of December 31, 2025, $1,009.6 million of shares are available for repurchase under the Share Repurchase Plans.

We repurchased 0.9 million shares at an aggregate cost, inclusive of fees, of $482.3 million in 2025 and 0.1 million shares for $54.2 million in 2024. No shares were repurchased in 2023. The shares repurchased are held as treasury shares.

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

We recorded restructuring charges of $6.8 million in 2025 to realize SG&A and distribution efficiencies and $3.1 million in 2023 to reorganize or remove duplicative headcount and infrastructure. There were no restructuring charges in 2024.

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

	For the Year Ended December 31, 2025
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Corporate and Other	Consolidated
United States	$3,097.4	$1,724.5	$—	$4,821.9
Canada	246.0	127.4	—	373.4
Total	$3,343.4	$1,851.9	$—	$5,195.3

	For the Year Ended December 31, 2024
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Corporate and Other	Consolidated
United States	$3,346.0	$1,675.8	$—	$5,021.8
Canada	231.1	88.4	—	319.5
Total	$3,577.1	$1,764.2	$—	$5,341.3

	For the Year Ended December 31, 2023
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Corporate and Other	Consolidated
United States	$3,001.3	$1,415.6	$—	$4,416.9
Canada	221.6	95.8	—	317.4
International	—	—	247.6	247.6
Total	$3,222.9	$1,511.4	$247.6	$4,981.9

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

Home Comfort Solutions - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox Stores or to independent distributors. In the fourth quarter of 2025, we acquired Sealed Unit Parts Buyer, Inc. (“Supco”), which sells HVAC parts and supplies with HVACR applications. For the years ended December 31, 2025, 2024 and 2023, direct sales represented 76%, 74% and 75% of revenues, respectively, and sales to independent distributors represented the remainder. Given the nature of our business, customer product orders are fulfilled at a point in time and not over a period of time.

Building Climate Solutions - In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. These products are distributed primarily through commercial contractors and directly to national account customers in the planned replacement, emergency replacement and new construction markets. We manufacture and market equipment for the commercial refrigeration markets under the Heatcraft Worldwide Refrigeration name. Our products are used in the food retail, food service, cold storage as well as non-food refrigeration markets. We sell these products to distributors, installing contractors, engineering design firms, original equipment manufacturers and end-users. Lennox National Account Services provides installation, service and preventive maintenance for HVAC national account customers in the U.S. and Canada. AES manufactures curb, curb adapters, drop box diffusers and also offers HVAC recycling and salvage services, as well as focusing on multi-family HVAC replacement for expired mechanical assets. In the fourth quarter of 2025, we acquired Duro Dyne Buyer, Inc. (“Duro Dyne”), which manufactures and sells HVAC parts and supplies such as air distribution accessories, switches and controls, and other engineered components and accessories with HVACR applications. Revenue related to service contracts is recognized as the services are performed under the contract based on the relative fair value of the services provided. For the years ended December 31, 2025, 2024 and 2023, equipment sales represented 80%, 80% and 86% of revenues, respectively, and the remainder of our revenue was generated from our service business.

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

Net contract assets (liabilities) consisted of the following:

	December 31, 2025	December 31, 2024
Contract assets	$1.7	$1.2
Contract liabilities - current	(10.5)	(5.0)
Contract liabilities - noncurrent	(10.3)	(8.4)
Total	$(19.1)	$(12.2)

For the years ended December 31, 2025, 2024, and 2023, we recognized revenue of $4.6 million, $7.4 million and $7.7 million related to our contract liabilities at January 1, 2025, 2024 and 2023, respectively. Impairment losses recognized in our receivables and contract assets were de minimis in 2025, 2024 and 2023.

9. Other Financial Statement Details:

Inventories
The components of inventories are as follows (in millions):

	As of December 31,
	2025	2024(1)
Finished goods	$719.1	$431.3
Work in process	7.5	11.0
Raw materials and parts	426.0	410.7
Total inventories, net	1,152.6	853.0
(1) Through our assessment of our change in method of inventory valuation, we identified immaterial errors in our 2024 and 2023 disclosures of current costs of inventory and the excess of current cost over LIFO cost. We have corrected previously reported amounts for those immaterial errors resulting in an increase in total current cost and the excess of current cost over LIFO cost of $8.6 million and $8.7 million in 2024 and 2023, respectively. Such disclosure errors had no impact on the inventory balances reflected in our Consolidated Balance Sheets.

Obsolete and slow-moving inventories were $73.5 million and $55.8 million as of December 31, 2025 and December 31, 2024, respectively.

Goodwill
The changes in the carrying amount of goodwill in 2025 and 2024, in total and by segment, are summarized in the table below (in millions):

Segment:	Balance at December 31, 2023 (1)	Goodwill adjustment (2)	Balance at December 31, 2024	Goodwill from business acquisition (3)	Balance at December 31, 2025
Home Comfort Solutions	$26.1	$—	$26.1	$60.9	$87.0
Building Climate Solutions	196.0	(2.1)	193.9	216.3	410.2
Corporate and Other	—	—	—	—	—
	$222.1	$(2.1)	$220.0	$277.2	$497.2

(1) The goodwill balances in the table above are presented net of accumulated impairment charges of $37.3 million, all of which related to impairments in periods prior to 2023.
(2) On October 25, 2023, we announced the acquisition of AES. In connection with this acquisition, $40.4 million of goodwill was recorded in 2023 and included in the Building Climate Solutions reporting unit. In the first and fourth quarters of 2024, we made adjustments to our purchase price allocation of AES that resulted in a $2.1 million reduction of goodwill.
(3) On October 15, 2025, we announced the acquisition of Duro Dyne and Supco. In connection with this acquisition, $277.2 million of goodwill was recorded, of which $216.3 million was included in the Building Climate Solutions reporting unit and $60.9 million was included in the Home Comfort Solutions reporting unit. Duro Dyne is included in our Business Climate Solutions segment and Supco is included in our Home Comfort Solutions segment. See Note 17 for additional information on the Duro Dyne and Supco acquisition.

A qualitative review of impairment indicators was performed in 2025 for the Home Comfort Solutions and Building Climate Solutions segments. No impairment charges were recorded in 2025, 2024 or 2023, except to the extent of respective goodwill impaired in connection with the disposition of our European operations.

Property, Plant and Equipment

Components of Property, plant and equipment, net were as follows (in millions):

	As of December 31,
	2025	2024
Land	$46.4	$30.3
Buildings and improvements	475.1	427.8
Machinery and equipment	1,192.2	1,056.6
Finance leases	108.4	84.9
Construction in progress and equipment not yet in service	109.0	157.3
Total	1,931.1	1,756.9
Less accumulated depreciation	(1,043.9)	(956.8)
Property, plant and equipment, net	$887.2	$800.1

No impairment charges were recorded in 2025 or 2024.

Accrued Expenses

The significant components of Accrued expenses are presented below (in millions):

	As of December 31,
	2025	2024
Accrued rebates and promotions	$111.9	$128.2
Accrued compensation and benefits	86.3	130.0
Accrued warranties	53.1	49.1
Accrued sales, use, property and VAT taxes	16.9	18.0
Accrued freight	9.4	12.9
Accrued asbestos reserves	18.6	15.8
Accrued interest	10.0	11.2
Accrued pension	1.4	6.4
Derivative contracts	1.2	5.7
Deferred revenue	10.5	5.0
Self insurance reserves	6.7	4.6
Other	48.2	48.5
Total Accrued expenses	$374.2	$435.4

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

Cash Flow Hedges

We have commodity futures contracts and foreign exchange forward contracts designated as cash flows hedges that are scheduled to mature through June 2027 and February 2026, respectively. We currently have cash flow hedge contracts with a notional amount of 86.4 million pounds of aluminum and copper. Unrealized gains or losses from our cash flow hedges are included in AOCL and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities and foreign currencies at the settlement dates.

We recorded the following amounts related to our cash flow hedges in AOCL (in millions):

	As of December 31,
	2025	2024
Unrealized (gains) losses, net on unsettled contracts	$(23.3)	$2.0
Income tax expense (benefit)	5.4	(0.6)
Unrealized (gains) losses included in AOCL, net of tax (1)	$(17.9)	$1.4

(1) Assuming commodity and foreign currency prices remain constant, we expect to reclassify $17.1 million of derivative gains into earnings within the next 12 months.

Expenses included in our Consolidated Statements of Operations

Below is information about expenses included in Selling, general and administrative expenses in our Consolidated Statements of Operations (in millions):

	For the Years Ended December 31,
	2025	2024	2023
Research and development	$103.4	$93.6	$94.0
Advertising, promotions and marketing	34.4	49.7	39.5
Cooperative advertising expenditures	21.8	22.5	28.7

Interest Expense, net

The components of Interest expense, net in our Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2025	2024	2023
Interest expense, net of capitalized interest	$46.4	$44.1	$56.0
Less: Interest income	5.5	5.4	4.3
Interest expense, net	$40.9	$38.7	$51.7

Losses and Other Expenses, net

Losses and other expenses, net in our Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2025	2024	2023
Realized losses on settled future contracts	$—	$—	$0.1
Foreign currency exchange (gains) losses	(10.5)	7.7	(4.3)
Loss (gain) on disposal of fixed assets	1.1	(2.1)	(0.5)
Other operating (income) loss	0.2	0.5	(1.6)
Net change in unrealized gains on unsettled futures contracts	—	—	(0.1)
Environmental liabilities and special litigation charges	10.9	6.8	15.6
Acquisition costs	10.3	—	—
Other items, net	—	—	(0.7)
Losses and other expenses, net (pre-tax)	$12.0	$12.9	$8.5

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

Defined Contribution Plans

We recorded the following contributions to our defined contribution plans (in millions):

	For the Years Ended December 31,
	2025	2024	2023
Contributions to defined contribution plans	$25.8	$26.9	$22.5

Pension and Post-retirement Benefit Plans

Benefit Obligations, Fair Value of Plan Assets, Funded Status, and Balance Sheet Position

The following tables set forth amounts recognized in our financial statements and the plans’ funded status for our pension and post-retirement benefit plans (dollars in millions):

	Pension Benefits
	2025	2024
Accumulated benefit obligation	$162.0	$161.4

Changes in projected benefit obligation:
Benefit obligation at beginning of year	$162.1	$179.1
Service cost	1.1	1.5
Interest cost	8.4	8.5
Actuarial loss (gain)	4.4	(9.9)
Effect of exchange rates	1.2	(0.9)
Adjustment upon sale of businesses	—	(1.2)
Settlements	(7.5)	(9.5)
Benefits paid	(7.6)	(5.5)
Benefit obligation at end of year	$162.1	$162.1

Changes in plan assets:
Fair value of plan assets at beginning of year	$145.0	$156.5
Actual return on plan assets	8.5	(4.9)
Employer contributions	7.5	9.3
Effect of exchange rates	1.4	(0.9)
Plan settlements	(7.5)	(9.5)
Benefits paid	(7.6)	(5.5)
Fair value of plan assets at end of year	147.3	145.0
Funded status / net amount recognized	$(14.8)	$(17.1)

Net amount recognized consists of:
Non-current assets	$4.5	$8.2
Current liability	(1.4)	(6.4)
Non-current liability(1)	(17.9)	(18.9)
Net amount recognized	$(14.8)	$(17.1)
(1) This amount does not include the $0.8 million in non-current pension liability assumed as part of the Duro Dyne acquisition.

Plans with Benefit Obligations in Excess of Plan Assets

	For the Years Ended December 31,
	2025	2024
Pension plans with a benefit obligation in excess of plan assets:
Projected benefit obligation	$19.3	$25.3
Accumulated benefit obligation	19.2	24.6
Fair value of plan assets	—	—

Net Periodic Benefit Cost

Our U.S.-based pension plans comprised approximately 88% of the projected benefit obligation and 85% of plan assets as of December 31, 2025.

	Pension Benefits
	2025	2024	2023
Components of net periodic benefit cost as of December 31:
Service cost	$1.1	$1.5	$2.1
Interest cost	8.4	8.5	8.9
Expected return on plan assets	(7.2)	(7.6)	(9.4)
Amortization of prior service costs	—	0.1	0.1
Recognized actuarial loss	1.4	1.1	1.1
Settlements	0.4	0.4	0.8
Other	—	—	(0.4)
Net periodic benefit cost	$4.1	$4.0	$3.2

Amounts recognized in AOCL and Other Comprehensive Income (Loss)

The following table sets forth amounts recognized in AOCL and Other comprehensive income (loss) in our financial statements for 2025 and 2024 (in millions):

	Pension Benefits
	2025	2024
Amounts recognized in AOCL:
Prior service costs	$(0.1)	$(0.2)
Actuarial loss	(56.2)	(54.7)
Subtotal	(56.3)	(54.9)
Deferred taxes	13.7	13.5
Net amount recognized	$(42.6)	$(41.4)
Changes recognized in other comprehensive income (loss):
Current year actuarial gain	3.1	2.5
Effect of exchange rates	0.6	(0.5)
Amortization of prior service costs	(0.1)	(0.1)
Amortization of actuarial loss, including settlements and other	(2.0)	(1.5)
Total recognized in other comprehensive income (loss)	$1.6	$0.4
Total recognized in net periodic benefit cost and other comprehensive income	$5.7	$4.4

The estimated actuarial losses for pension benefits that will be amortized from AOCL in 2026 are $1.7 million. Estimated prior service costs that will be amortized from AOCL in 2026 are expected to be nominal.

Assumptions

The following tables set forth the weighted-average assumptions used to determine Benefit obligations and Net periodic benefit cost for the U.S.-based plans in 2025 and 2024:

	Pension Benefits
	2025	2024
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.47%	5.68%
Rate of compensation increase	4.00%	3.95%

	Pension Benefits
	2025	2024	2023
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate - service cost	5.64%	5.23%	5.39%
Discount rate - interest cost	5.43%	5.15%	5.38%
Expected long-term return on plan assets	4.50%	4.50%	6.50%
Rate of compensation increase	3.95%	4.02%	4.02%

The following tables set forth the weighted-average assumptions used to determine Benefit obligations and Net periodic benefit cost for the non-U.S.-based plans in 2025 and 2024:

	Pension Benefits
	2025	2024
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.30%	5.16%
Rate of compensation increase	3.75%	3.75%

	Pension Benefits
	2025	2024	2023
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate - service cost	—%	—%	3.75%
Discount rate - interest cost	5.11%	4.62%	4.79%
Expected long-term return on plan assets	5.04%	4.53%	4.94%
Rate of compensation increase	3.75%	3.07%	3.11%

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

To select a discount rate for the purpose of valuing the plan obligations for the U.S. plans, we performed an analysis in which the projected cash flows from defined benefit and retiree healthcare plans were matched with a yield curve based on the appropriate universe of high-quality corporate bonds that were available. We used the results of the yield curve analysis to select the discount rate for each plan. The analysis was completed separately for each U.S. pension and other post-employment benefits (“OPEB”) plan. A similar process was followed for the non-U.S.-based plans with sufficient corporate bond information. In other countries, the discount rate was selected based on the approximate duration of plan obligations.

Assumed health care cost trend rates have an effect on the amounts reported for our healthcare plan. The following table sets forth the healthcare trend rate assumptions used:

	2025	2024
Assumed health care cost trend rates as of December 31:
Health care cost trend rate assumed for next year	8.00%	7.50%
Rate to which the cost rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2040	2037

Expected future benefit payments are shown in the table below (in millions):

	For the Years Ended December 31,
	2026	2027	2028	2029	2030	2031-2035
Pension benefits	$8.2	$15.0	$11.2	$13.2	$9.8	$54.0

Composition of Pension Plan Assets

In the fourth quarter of 2023, based on the strong funded status of our U.S. pension plan, we opted to make a $12.2 million voluntary contribution to the plan to increase the funded status and fully fund the plan. With the U.S. pension plan fully funded, the asset allocation was changed from a blend of 50% equities and 50% fixed income to 100% fixed income in order to align changes in asset values with changes in liabilities, therefore reducing funded status volatility, which effectively placed the plan in hibernation status. As a result, we reduced the expected long-term rate of return for our U.S. pension plan assets to 4.5%. Our U.S. pension plan represents 85%, our Canadian pension plan 6%, and our United Kingdom (“U.K.”) pension plan 9% of the total fair value of our plan assets as of December 31, 2025.

Our U.S. pension plans’ weighted-average asset allocation by asset category as of December 31, 2025 and 2024 were almost entirely comprised of fixed income. Our U.S. pension plans’ assets were invested according to our target of 100% in fixed income assets.

Similarly, in 2023, based on the strong funded status of our Canadian pension plans, the asset allocation was adjusted as well, with the Salaried plan moving from 75% fixed income and 25% equity to 100% fixed income, and the Hourly plan moving from 75% fixed income and 25% equity to 87% fixed income and 13% equity. As with the U.S. pension plan, this change in asset allocation has greatly reduced funded status volatility.

Our U.K. pension plan was invested in fixed income securities, including corporate and government bonds.

The fair values of our pension plan assets, by asset category, were as follows (in millions):

	Fair Value Measurements as of December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and cash equivalents	$0.1	$—	$—	$0.1
Commingled pools / Collective trusts:
Fixed income (1)	—	125.5	—	125.5
Balanced pension trust: (2)
International equity	—	0.5	—	0.5
Fixed income	—	8.3	—	8.3
Pension fund:
Fixed income (3)	—	12.9	—	12.9
Total	$0.1	$147.2	$—	$147.3

	Fair Value Measurements as of December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and cash equivalents	$0.1	$—	$—	$0.1
Commingled pools / Collective trusts:
Fixed income (1)	—	122.7	—	122.7
Balanced pension trust: (2)
International equity	—	4.7	—	4.7
Fixed income	—	5.0	—	5.0
Pension fund:
Fixed income (3)	—	12.5	—	12.5
Total	$0.1	$144.9	$—	$145.0

(1)	This category includes investments in U.S. investment grade and high yield fixed income securities, international fixed income securities and emerging markets fixed income securities.
(2)	The investment objectives of the plan are to provide long-term capital growth and income by investing primarily in a well-diversified, balanced portfolio of Canadian common stocks, bonds and money market securities. The plan also holds a portion of its assets in international equities, a portion of which may be invested in U.S. securities.
(3)	This category includes investments in U.K. government index-linked securities (index-linked gilts) that have maturity periods of 5 years or longer with a derivatives overlay and investment grade corporate bonds denominated in sterling. The plan also holds a portion of its assets in international instruments, a portion of which may be invested in U.S. securities.

Additional information about assets measured at Net Asset Value (“NAV”) per share (in millions):

	As of December 31, 2025
	Fair Value	Redemption Frequency (if currently eligible)	Redemption Notice Period
Asset Category:
Commingled pools / Collective trusts:
Fixed income (1)	125.5	Daily	5 days
Balanced pension trust: (2)
International equity	0.5	Daily	3-5 days
Fixed income	8.3	Daily	3-5 days
Pension fund:
Fixed income (3)	12.9	Daily	1-3 days
Total	$147.2

	As of December 31, 2024
	Fair Value	Redemption Frequency (if currently eligible)	Redemption Notice Period
Asset Category:
Commingled pools / Collective trusts:
Fixed income (1)	122.7	Daily	5 days
Balanced pension trust: (2)
International equity	4.7	Daily	3-5 days
Fixed income	5.0	Daily	3-5 days
Pension fund:
Fixed income (3)	12.5	Daily	1-3 days
Total	$144.9

(1)	This category includes investments in U.S. investment grade and high yield fixed income securities, international fixed income securities and emerging markets fixed income securities.
(2)	The investment objectives of the plan are to provide long-term capital growth and income by investing primarily in a well-diversified, balanced portfolio of Canadian common stocks, bonds and money market securities. The plan also holds a portion of its assets in international equities, a portion of which may be invested in U.S. securities.
(3)	This category includes investments in U.K. government index-linked securities (index-linked gilts) that have maturity periods of 5 years or longer with a derivatives overlay and investment grade corporate bonds denominated in sterling. The plan also holds a portion of its assets in international instruments, a portion of which may be invested in U.S. securities.

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

11. Joint Ventures and Other Investments:

We participate in four joint ventures. Three are located in the U.S. and the fourth in Mexico. These four joint ventures are engaged in the manufacturing and distribution of compressors, condensing units, unit and module coolers, heat pumps, ductless heat pump mini-split, Variable Refrigerant Flow systems, and water heaters. We exert significant influence over these affiliates based upon our respective 25%, 49.9%, 49.9% and 50% ownership, but do not control them due to venture partner participation. Accordingly, our joint ventures have been accounted for under the equity method and held-to-maturity investments, and their financial position and results of operations are not consolidated.

The combined balance of equity method and other investments included in Other assets, net totaled (in millions):

	As of December 31,
	2025	2024
Equity method investments	$59.7	$56.4
Held-to-maturity investment	7.9	7.9
Total investments	$67.6	$64.3

We purchase compressors from one of our U.S. joint ventures for use in certain of our products. The amounts of purchases included in Cost of goods sold in the Consolidated Statements of Operations were as follows (in millions):

	For the Years Ended December 31,
	2025	2024	2023
Purchases of compressors from joint venture	$148.8	$173.3	$148.3
12. Income Taxes:

Our provision for income taxes consisted of the following (in millions):

	For the Years Ended December 31,
	2025	2024 As Adjusted	2023 As Adjusted
Current:
Federal	$109.0	$159.2	$132.1
State	34.9	33.7	26.6
Foreign	27.0	20.0	14.5
Total current	170.9	212.9	173.2
Deferred:
Federal	23.2	(19.6)	(22.2)
State	(3.5)	(4.0)	(4.9)
Foreign	0.4	(1.0)	1.6
Total deferred	20.1	(24.6)	(25.5)
Total provision for income taxes	$191.0	$188.3	$147.7

Income before income taxes was comprised of the following (in millions):

	For the Years Ended December 31,
	2025	2024 As Adjusted	2023 As Adjusted
Domestic	$584.9	$625.8	$472.8
Foreign	411.9	373.6	266.1
Total	$996.8	$999.4	$738.9

The difference between the income tax provision computed at the statutory federal income tax rate and the financial statement Provision for income taxes is summarized as follows (in millions):

	For the Years Ended December 31,
	2024 As Adjusted	2023 As Adjusted
Provision at the U.S. statutory rate of 21%	$209.9	$155.2
Increase (reduction) in tax expense resulting from:
State income tax, net of federal income tax benefit	23.2	16.4
Tax credits, net of unrecognized tax benefits	(5.3)	(3.4)
Change in unrecognized tax benefits	0.5	0.4
Change in valuation allowance	—	0.1
Foreign taxes at rates other than U.S. statutory rate	(61.1)	(40.3)
Deemed inclusions	7.6	6.1
Global intangible low-taxed income	20.8	17.5
Change in rates from the Tax Act & other law changes	—	0.2
Excess tax benefits from stock-based compensation	(8.0)	(5.2)
Miscellaneous other	0.7	0.7
Total provision for income taxes	$188.3	$147.7

	For the Year Ended December 31, 2025
	Amount	Percent
US federal statutory tax rate	209.3	21.0%
State and local income taxes, net of federal income tax effect(1)	24.8	2.5
Foreign tax effects
Mexico
Statutory tax rate difference between Mexico and United States	15.2	1.5
Nontaxable income	(42.3)	(4.1)
Other	3.1	0.3
Other foreign jurisdictions	7.4	0.7
Effects of changes in tax laws or rates enacted in the current period	—	—
Effect of cross-border tax laws
Global intangible low-taxed income	14.0	1.4
Other	4.3	0.5
Tax credits	(3.0)	(0.3)
Changes in valuation allowances	(0.6)	(0.1)
Nontaxable or nondeductible items
Nontaxable income	(41.1)	(4.1)
Other	(0.5)	(0.1)
Changes in unrecognized tax benefits	0.4	—
Effective tax rate	$191.0	19.2%
(1) State taxes in California, Florida, Illinois, New Jersey, Pennsylvania, and Minnesota made up the majority (greater than 50%) of the tax effect in this category.

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

Deferred tax assets (liabilities) were comprised of the following (in millions):

	As of December 31,
	2025	2024 As Adjusted
Gross deferred tax assets:
Warranties	$41.6	$39.4
Loss carryforwards (foreign, U.S. and state)	2.4	2.7
Post-retirement and pension benefits	4.2	4.5
Receivables allowance	3.9	7.4
Compensation liabilities	7.4	6.6
Legal reserves	20.8	14.2
Tax credits, net of federal effect	13.4	12.3
Research and development capitalization	32.2	55.8
Lease liabilities	81.0	76.9
Other	6.2	5.4
Total deferred tax assets	213.1	225.2
Valuation allowance	(9.9)	(10.6)
Total deferred tax assets, net of valuation allowance	203.2	214.6
Gross deferred tax liabilities:
Depreciation	(77.8)	(64.4)
Intangibles	(72.5)	(17.4)
Insurance liabilities	(4.1)	(2.0)
Inventory reserve	(13.5)	(20.1)
Hedges	(6.5)	(1.5)
Lease assets	(72.1)	(70.4)
Other	(2.3)	—
Total deferred tax liabilities	(248.8)	(175.8)
Net deferred tax assets	$(45.6)	$38.8

As of December 31, 2025 and 2024, we had $2.4 million and $2.7 million in tax-effected foreign net operating loss carryforwards, respectively. The deferred tax asset valuation allowance relates primarily to state tax credits. The remainder of the valuation allowance relates to loss carryforwards.

In assessing whether a deferred tax asset will be realized, we consider whether it is more likely than not that some portion or all the deferred tax asset will not be realized. We consider the reversal of existing taxable temporary differences, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not we will realize the benefits of these deductible differences, net of the existing valuation allowances, as of December 31, 2025.

No provision was made for income taxes which may become payable upon distribution of our foreign subsidiaries’ earnings. An actual repatriation in the future from our non-U.S. subsidiaries could still be subject to foreign withholding taxes and U.S. state taxes, but we expect any amounts to be immaterial.

Income taxes paid, net of refunds, was comprised of the following (in millions):

For the Year Ended December 31, 2025
Federal	$57.0
State
California	5.5
Other	18.5
Foreign
Canada	5.8
Mexico	10.8
Other	6.2
Total	$103.8

We and our subsidiaries file income tax returns with the U.S. federal government, various U.S. states, and various foreign jurisdictions throughout the world. We regularly engage in discussions and negotiations with tax authorities regarding tax matters, and we continue to defend any and all such claims presented. Our U.S. federal and state tax returns remain open to examination for 2018 through 2024. We are currently under a limited scope audit by the Internal Revenue Service for our 2021 and 2022 tax years. There are also ongoing U.S. state and local audits and other foreign audits covering fiscal years 2018 through 2024. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years prior to 2018. We have no material uncertain tax provisions recorded as of December 31, 2025. We do not expect the results from any ongoing income tax audit to have a material impact on our consolidated financial condition, results of operations, or cash flows.

13. Lines of Credit and Financing Arrangements:

The following tables summarize our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions):

	As of December 31,
	2025	2024

Commercial paper:	$226.0	$—

Current maturities of long-term debt:
Finance lease obligations	$18.3	$14.9
Senior unsecured notes	—	300.0
Debt issuance costs	—	(0.4)
Total current maturities of long-term debt	$18.3	$314.5
Long-Term Debt:
Finance lease obligations	50.6	39.5
Term loan	300.0	—
Senior unsecured notes	800.0	800.0
Debt issuance costs	(6.5)	(6.4)
Total long-term debt	$1,144.1	$833.1
Total debt	$1,388.4	$1,147.6

As of December 31, 2025, the aggregate amounts of required principal payments on total debt excluding finance lease obligations (see Note 5) were as follows (in millions):

2026	$—
2027	600.0
2028	500.0
Thereafter	—
Commercial Paper Program

On October 25, 2023, we established a commercial paper program (the “Program”) pursuant to which we may issue short-term, unsecured commercial paper notes (the “CP Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act. Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the CP Notes outstanding under the Program at any time not to exceed $500.0 million. The CP Notes have maturities of up to 397 days from the date of issue and rank pari passu with all of our other unsecured and unsubordinated indebtedness. The net proceeds from the issuances of the CP Notes are typically used for general corporate purposes. Our revolving credit facility serves as a liquidity backstop for the repayment of CP Notes outstanding under the Program. There were $226 million CP Notes outstanding under the Program as of December 31, 2025.

Below is a summary of the weighted average interest rate for CP notes as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Weighted average borrowing rate	3.98%	—%

Long-Term Debt
Term Loan

On October 16, 2025, we entered into a Term Credit Agreement (the “Term Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto. We borrowed $300.0 million pursuant to the Term Credit Agreement and used the net proceeds to repay existing borrowings under the Credit Agreement (as defined below). The Term Credit Agreement matures on October 16, 2027. Loans under the Term Credit Agreement bear interest at our election at a rate per annum equal to (i) a forward-looking term rate based on the secured overnight financing rate for the applicable interest period ("Term SOFR"), plus an applicable margin ranging between 0.90% and 1.025% per annum depending on our long-term unsecured debt rating, or (ii) the highest of the Wells Fargo Bank, National Association prime rate, the Federal Funds rate plus 0.50%, and Term SOFR for a one month tenor in effect on such day plus 1.00%, plus an applicable margin ranging between 0.00% and 0.025% per annum depending on our long-term unsecured debt rating.

The Term Credit Agreement contains customary covenants and events of default that are substantially similar to the existing covenants and events of default in our Credit Agreement.

	As of December 31,
	2025	2024
Weighted average borrowing rate	4.90%	—%

Credit Agreement

On May 9, 2025, we entered into an Amendment and Restatement Agreement (the "Credit Agreement") to our existing unsecured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The Credit Agreement decreased our total revolving commitments from $1.1 billion to $1.0 billion with an option to increase the revolving commitments by up to $350 million at our request, subject to the terms and conditions of the Credit Agreement. The Credit Agreement also extended the maturity date of the revolving commitments from July 2026 to May 2030. We had no outstanding borrowings and $1.7 million committed to standby letters of credit as of December 31, 2025. Subject to covenant limitations, $772.3 million was available for future borrowings after taking into consideration the Program. Availability under the Credit Agreement is reduced by borrowings under the Program. The Credit Agreement includes a subfacility for swingline loans up to $65.0 million. Maturity of the Credit Agreement may be extended by the lenders pursuant to two one-year extension options that we may request under the Credit Agreement.

Below is a summary of the weighted average interest rate as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Weighted average borrowing rate	—%	—%
The Credit Agreement and the Term Credit Agreement (the “Credit Facilities”) are guaranteed by certain of our subsidiaries (the “Guarantor Subsidiaries”) and contain customary covenants applicable to us and our subsidiaries including limitations on indebtedness, liens, dividends, stock repurchases, mergers and sales of all or substantially all of our assets. In addition, the Credit Facilities each contain a financial covenant requiring us to maintain, as of the last day of each fiscal quarter for the four prior fiscal quarters, a Total Net Leverage Ratio of no more than 3.50 to 1.00 (or, at our election, on up to two occasions following a material acquisition, 4.00 to 1.00).

Our Credit Facilities contains customary events of default. These events of default include nonpayment of principal or other amounts, material inaccuracy of representations and warranties, breach of covenants, default on certain other indebtedness or receivables securitizations (cross default), certain voluntary and involuntary bankruptcy events and the occurrence of a change in control. A cross default under our Credit Facilities could occur if:

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

Each of our major debt agreements contains provisions by which a default under one agreement causes a default in the others (a cross default). If a cross default under our Credit Facilities or our senior unsecured notes were to occur, it could have a wider impact on our liquidity than might otherwise occur from a default of a single debt instrument or lease commitment.

If any event of default occurs and is continuing, the administrative agent, or lenders with a majority of the aggregate commitments, may require the administrative agent to terminate our right to borrow under our Credit Agreement and accelerate amounts due under our Credit Facilities (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable and the lenders’ commitments will automatically terminate).

We are currently in compliance with all covenant requirements.

Senior Unsecured Notes

In September 2023, we issued $500.0 million of senior unsecured notes, which will mature in September 2028 (the "2028 Notes") with interest being paid semi-annually in March and September at 5.50%. In July 2020, we issued senior unsecured notes for $300.0 million, which will mature on August 1, 2027 (the "2027 Notes" and collectively with the 2028 Notes, the "Notes") with interest being paid semi-annually in February and August at 1.70% per annum. On August 1, 2025, we repaid upon maturity $300.0 million of our 1.35% senior unsecured notes due in 2025 that were originally issued in 2020.

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

14. Comprehensive Income:

The following table provides information on items not reclassified in their entirety from AOCL to Net Income in the accompanying Consolidated Statements of Operations (in millions):

	For the Years Ended December 31,
AOCL Component	2025	2024	Affected Line Item(s) in the Consolidated Statements of Operations
(Gains)/Losses on cash flow hedges:
Derivative contracts	$21.0	$(0.9)	Cost of goods sold; Losses and other expenses, net
Income tax benefit (expense)	(4.9)	0.2	Provision for income taxes
Net of tax	$16.1	$(0.7)

Defined Benefit Plan Items:
Pension and post-retirement benefits costs	$(1.4)	$(1.4)	Cost of goods sold; Selling, general, and administrative expenses and Losses and other expenses, net
Pension settlements	(0.4)	(0.4)	Pension settlements
Income tax benefit (expense)	0.4	0.4	Provision for income taxes
Net of tax	$(1.4)	$(1.4)

Foreign currency translation adjustments:
Foreign currency adjustments upon liquidation of businesses	$1.3	$—	(Gain) loss on sale of businesses
Income tax expense	—	—	Provision for income taxes
Net of tax	$1.3	$—

Total reclassifications from AOCL	$16.0	$(2.1)

The following tables provide information on changes in AOCL, by component (net of tax), for the years ended December 31, 2025 and 2024 (in millions):

	(Losses) Gains on Cash Flow Hedges	Share of Equity Method Investments Other Comprehensive Income	Defined Benefit Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2024	$(1.5)	$0.4	$(45.7)	$(46.9)	$(93.7)
Other comprehensive income (loss) before reclassifications	35.5	(0.2)	(2.5)	28.4	61.2
Amounts reclassified from AOCL	(16.1)	—	1.4	(1.3)	(16.0)
Net other comprehensive income (loss)	19.4	(0.2)	(1.1)	27.1	45.2
Balance as of December 31, 2025	$17.9	$0.2	$(46.8)	$(19.8)	$(48.5)

	(Losses) Gains on Cash Flow Hedges	Share of Equity Method Investments Other Comprehensive Income	Defined Benefit Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2023	$(2.0)	$0.6	$(44.2)	$(11.3)	$(56.9)
Other comprehensive loss before reclassifications	(0.2)	(0.2)	(2.9)	(35.6)	(38.9)
Amounts reclassified from AOCL	0.7	—	1.4	—	2.1
Net other comprehensive income	0.5	(0.2)	(1.5)	(35.6)	(36.8)
Balance as of December 31, 2024	$(1.5)	$0.4	$(45.7)	$(46.9)	$(93.7)

15. Stock-Based Compensation:

Stock-based compensation expense was included in Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations as follows (in millions):

	For the Years Ended December 31,
	2025	2024	2023
Compensation expense	$28.4	$28.5	$30.1

Incentive Plan

Under the Lennox International Inc. 2019 Equity and Incentive Compensation Plan, we are authorized to issue awards for 1.7 million shares of common stock. The plan provides for various long-term incentive awards, including performance share units, restricted stock units and stock appreciation rights. A description of these long-term incentive awards and related activity within each award category is provided below. As of December 31, 2025, there were 1.6 million shares available for future issuance.

Historically our annual equity awards were granted in December. In 2023, we made the decision to move the annual grant for 2023 to February 2024. Thus, there were no equity grants in 2023. We also made the decision to award the Board of Directors fully vested shares on an annual basis. As a result, approximately $1.1 million and $1.3 million of compensation expense was recognized in 2025 for the 2025 director grant and in 2024 for the 2024 director grant, respectively.

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

The following table provides information on our performance share units:

	For the Years Ended December 31,
	2025	2024	2023
Compensation expense for performance share units (in millions)	$12.8	$14.9	$15.2
Weighted-average fair value of grants, per share	$558.78	$403.68	$—
Payout ratio for shares paid	200%	189%	131%

A summary of the status of our undistributed performance share units as of December 31, 2025, and changes during the year then ended, is presented below (in thousands, except per share data):

	Shares	Weighted- Average Grant Date Fair Value per Share
Undistributed performance share units as of December 31, 2024	99.1	$305.14
Granted	18.1	$558.78
Adjustment to shares paid based on payout ratio	30.4	$245.27
Distributed	(42.2)	$289.77
Forfeited	(7.1)	$387.59
Undistributed performance share units as of December 31, 2025 (1)	98.3	$330.10

(1) Undistributed performance share units include 36,590 units with a weighted-average grant date fair value of $473.11 per share that had not yet vested and 61,710 units that have vested but were not yet distributed with a fair value of $15.1 million.
As of December 31, 2025, we had $11.4 million of total unrecognized compensation cost related to non-vested performance share units that are expected to be recognized over a weighted-average period of 1.78 years. Our weighted-average estimated forfeiture rate for these performance share units was 28.0% as of December 31, 2025.

The total fair value of performance share units distributed and the resulting tax deductions to realized tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2025	2024	2023
Fair value of performance share units distributed	$21.2	$19.5	$13.5
Realized tax benefits from tax deductions	$5.2	$4.8	$3.3

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

The following table provides information on our restricted stock units (in millions, except per share data):

	For the Years Ended December 31,
	2025	2024	2023
Compensation expense for restricted stock units	$10.5	$9.4	$10.8
Weighted-average fair value of grants, per share	$551.56	$404.91	$—

A summary of our non-vested restricted stock units as of December 31, 2025 and changes during the year then ended is presented below (in thousands, except per share data):

	Shares	Weighted- Average Grant Date Fair Value per Share
Non-vested restricted stock units as of December 31, 2024	70.9	$306.01
Granted	24.1	$551.56
Vested	(40.6)	$243.07
Forfeited	(8.9)	$388.26
Non-vested restricted stock units as of December 31, 2025 (1)	45.5	$474.46

(1) As of December 31, 2025, we had $12.1 million of total unrecognized compensation cost related to non-vested restricted stock units that are expected to be recognized over a weighted-average period of 1.87 years. Our estimated forfeiture rate for restricted stock units was 20.0% as of December 31, 2025.

The total fair value of restricted stock units vested and the resulting tax deductions to realized tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2025	2024	2023
Fair value of restricted stock units vested	$17.9	$17.3	$15.0
Realized tax benefits from tax deductions	$4.4	$4.2	$3.7

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

The following table provides information on our stock appreciation rights (in millions, except per share data):

	For the Years Ended December 31,
	2025	2024	2023
Compensation expense for stock appreciation rights	$5.1	$4.2	$4.1
Weighted-average fair value of grants, per share	$161.50	$136.37	$—

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

The fair value of the stock appreciation rights granted in 2025 and 2024 were estimated on the date of grant using the following assumptions.

	2025	2024
Expected dividend yield	0.97%	1.23%
Risk-free interest rate	4.28%	4.05%
Expected volatility	29.95%	34.89%
Expected life (in years)	4.09	4.18

A summary of our stock appreciation rights as of December 31, 2025, and changes during the year then ended, is presented below (in thousands, except per share data):

	Shares	Weighted-Average Exercise Price per Share
Outstanding stock appreciation rights as of December 31, 2024	203.7	$306.61
Granted	37.3	$576.28
Exercised	(37.3)	$281.41
Forfeited	(14.1)	$417.89
Outstanding stock appreciation rights as of December 31, 2025	189.6	$356.37
Exercisable stock appreciation rights as of December 31, 2025	153.1	$317.79

The following table summarizes information about stock appreciation rights outstanding as of December 31, 2025 (in millions, except per share data and years; shares in thousands):

	Stock Appreciation Rights Outstanding			Stock Appreciation Rights Exercisable
Range of Exercise Prices	Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Shares (1)	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
$214.63 to $257.08	19.9	1.0	$4.6	19.9	1.0	$5.1
$278.00 to $328.65	46.5	2.54	$8.4	46.5	2.54	$14.2
$259.56 to $418.69	90.3	4.45	$14.6	76.8	4.33	$23.6
$576.28	32.9	6.1	$—	9.9	6.1	$5.7
(1) Share amounts are rounded but the balance accurately reflects the actual amount of exercisable stock appreciation rights as of December 31, 2025.

As of December 31, 2025, we had $5.7 million of unrecognized compensation cost related to non-vested stock appreciation rights that is expected to be recognized over a weighted-average period of 1.75 years. Our estimated forfeiture rate for stock appreciation rights was 20.0% as of December 31, 2025.

The total intrinsic value of stock appreciation rights exercised and the resulting tax deductions to realize tax benefits were as follows (in millions):

	For the Years Ended December 31,
	2025	2024	2023
Intrinsic value of stock appreciation rights exercised	$10.7	$25.4	$19.8
Realized tax benefits from tax deductions	$2.6	$6.2	$4.8

Employee Stock Purchase Plan

Effective July 1, 2025, the Company amended the 2022 Employee Stock Purchase Plan (“ESPP”) to increase the discount percentage for which all employees who meet certain service requirements are eligible to purchase our common stock through payroll deductions at the end of six month offering periods. The purchase price for such shares decreased from 95% to 85% of the fair market value of the stock at the lower of the fair market value of the shares at the subscription date (first date of offering period) or the purchase date (last date of offering period) making the plan compensatory. For the year ended December 31, 2025, we recognized $0.7 million in compensation expense under the amended ESPP. A maximum of 1.0 million shares is authorized for purchase until issuance of all shares available under the plan, unless terminated earlier at the discretion of the

Board of Directors. Employees purchased approximately 11,300 shares under the ESPP during the year ended December 31, 2025. Approximately 960,000 shares remain available for purchase under the ESPP as of December 31, 2025.

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

Where available, the fair values were based upon quoted prices in active markets. However, if quoted prices were not available, then the fair values were based upon quoted prices for similar assets or liabilities or independently sourced market parameters, such as credit default swap spreads, yield curves, reported trades, broker/dealer quotes, interest rates and benchmark securities. For assets and liabilities without observable market activity, if any, the fair values were based upon discounted cash flow methodologies incorporating assumptions that, in our judgment, reflect the assumptions a marketplace participant would use. Valuation adjustments to reflect either party’s creditworthiness and ability to pay were incorporated into our valuations, where appropriate, as of December 31, 2025 and 2024, the measurement dates.

The methodologies used to determine the fair value of our financial assets and liabilities as of December 31, 2025 were the same as those used as of December 31, 2024.

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

Other Fair Value Disclosures

The carrying amounts of Cash and cash equivalents, Short-term investments, Accounts and notes receivable, net, Accounts payable, Other current liabilities, and Short-term debt approximate fair value due to the short maturities of these instruments. The carrying amount of our Credit Facilities and CP Notes in Long-term debt also approximates fair value due to its variable-rate characteristics.

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

The fair value of our senior unsecured notes in Long-term debt was based on the amount of future cash flows using current market rates for debt instruments of similar maturities and credit risk. The following table presents the fair value for our senior unsecured notes in Long-term debt (in millions):

	As of December 31,
	2025	2024
Quoted Prices in Active Markets for Similar Instruments (Level 2):
Senior unsecured notes	$817.4	$1,093.4
17. Acquisitions:
Duro Dyne and Supco
In October 2025, we acquired 100% of the outstanding shares of common stock in Duro Dyne and Supco, a robust portfolio of HVAC parts and supplies that complement our existing residential and commercial offerings. Excluding cash received at the closing, the total cash consideration paid was $545.0 million, which was primarily funded by cash and borrowings under our financing arrangements.
The purchase price was allocated to the assets acquired and liabilities assumed based on management’s estimate of their respective fair values at the date of acquisition. Goodwill was calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The factors contributing to the recognition of goodwill were the assembled workforce and strategic benefits that are expected to be realized from the acquisition. The purchase price allocation is preliminary and subject to revision as additional information about the fair value of assets acquired and liabilities assumed becomes available.
Under the terms of the purchase agreement, a final working capital adjustment is due in the first quarter of 2026. The preliminary allocation of the purchase price as of the acquisition date was as follows:

(Amounts in millions)	Amount
Total consideration paid	$551.3

Cash and cash equivalents	6.3
Accounts receivable, net	22.9
Inventory, net	67.4
Other current assets	0.5
Property, plant and equipment	18.3
Right-of-use assets from operating leases	29.8
Other assets, net	1.2
Intangible assets acquired	235.0
Accounts payable	(9.7)
Accrued expenses	(9.3)
Current operating lease liabilities	(2.9)
Long-term operating lease liabilities	(26.3)
Other liabilities	(59.1)
Total net assets acquired	$274.1

Goodwill as of acquisition date	$277.2

The purchase price allocation includes $235 million of acquired identifiable intangible assets, all of which have finite lives. The fair value of the identifiable intangible assets has been estimated using the income approach through a discounted cash flow analysis. The determination of the useful lives is based upon various industry studies, historical acquisition experience, and economic factors.

The amounts allocated to intangible assets are as follows:

(Amounts in millions)	Gross Carrying Amount	Useful Life	Amortization Method
Customer relationships	$180.3	19 years	Straight-line
Trade names	54.7	20 years	Straight-line
Total	$235.0

Subsequent to the purchase of Duro Dyne and Supco, we recognized net sales of approximately $42 million and the acquired businesses contributed approximately $6.4 million and $0.4 million to the Building Climate Solutions and Home Comfort Solutions segment profit, respectively, from the date of acquisition through December 31, 2025.

AES
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

(Amounts in millions)	December 31, 2023	Adjustment	December 31, 2024
Net tangible assets acquired	$17.6	$(1.7)	$15.9
Intangible assets acquired	36.9	2.1	39.0
Goodwill	40.4	(2.1)	38.3
Total investment	$94.9	$(1.7)	$93.2
18. Quarterly Information (Unaudited)
The following is a summary of the quarterly results of operations for the year ended December 31, 2025:

	September 30, 2025(1)				June 30, 2025(1)				March 31, 2025(1)
Three months ended (In millions, except per share data)	As Reported	Immaterial Error Correction	Impact of LIFO Change	Adjusted	As Reported	Immaterial Error Correction	Impact of LIFO Change	Adjusted	As Reported	Immaterial Error Correction	Impact of LIFO Change	Adjusted
Net sales	$1,426.8	$—	$—	$1,426.8	$1,500.9	$—	$—	$1,500.9	$1,072.6	$—	$—	$1,072.6
Cost of goods sold	958.2	(5.4)	(13.2)	939.6	978.4	1.5	3.5	983.4	744.1	(5.1)	(7.3)	731.7
Gross profit	468.6	5.4	13.2	487.2	522.5	(1.5)	(3.5)	517.5	328.5	5.1	7.3	340.9
Operating income	310.2	5.4	13.2	328.8	354.0	(1.5)	(3.5)	349.0	155.6	5.1	7.3	168.0
Income before income taxes	298.8	5.4	13.2	317.4	345.0	(1.5)	(3.5)	340.0	148.4	5.1	7.3	160.8
Provision for income taxes	53.0	1.3	3.2	57.5	67.4	(0.4)	(0.9)	66.1	28.1	1.3	1.8	31.2
Net income	$245.8	$4.1	$10.0	$259.9	$277.6	$(1.1)	$(2.6)	$273.9	$120.3	$3.8	$5.5	$129.6

Earnings per share - Basic	$7.01	$0.12	$0.28	$7.41	$7.86	$(0.03)	$(0.08)	$7.75	$3.39	$0.11	$0.15	$3.65

Earnings per share - Diluted	$6.98	$0.12	$0.28	$7.38	$7.82	$(0.03)	$(0.08)	$7.71	$3.37	$0.11	$0.15	$3.63
(1) In the fourth quarter of 2025, we changed the method of accounting for our inventories from LIFO to FIFO. The effects of the change in accounting principle have been retrospectively applied. Through our assessment of our change in method of inventory valuation, we identified and corrected immaterial errors in the capitalization of inventory variances for the respective quarters. In accordance with ASC 250, Accounting Changes and Error Corrections, the quarterly information for the first three quarters of 2025, which had been previously reported, has been adjusted on a retrospective basis to reflect that change in accounting principle. See Note 2 for further information.
We have assessed the impact of the change in accounting principle for the year ended December 31, 2024, and have determined the adjustments on a quarterly basis are immaterial.
The following table compares the amounts currently reported for the fourth quarter to the amounts that would have been reported under LIFO (in millions):

	For the Three Months Ended December 31, 2025
Three months ended (In millions, except per share data)	As Reported Under FIFO	Impact of LIFO Change	Calculated Under LIFO
Net sales	$1,195.0	$—	$1,195.0
Cost of goods sold	805.7	3.7	809.4
Gross profit	389.3	(3.7)	385.6
Operating income	195.8	(3.7)	192.1
Income before income taxes	178.7	(3.7)	175.0
Provision for income taxes	36.2	(0.9)	35.3
Net income	$142.5	$(2.8)	$139.7

Earnings per share - Basic	$4.08	$(0.08)	$4.00

Earnings per share - Diluted	$4.07	$(0.08)	$3.99

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

See “Management’s Report on Internal Control Over Financial Reporting” included in Item 8 “Financial Statements and Supplementary Data.”

Attestation Report of the Independent Registered Public Accounting Firm

See “Report of Independent Registered Public Accounting Firm” included on page 37 of Item 8 “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There were no changes during the year ended December 31, 2025 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Plan Elections

Daniel M. Sessa, Executive Vice President and Chief Human Resources Officer, adopted a prearranged stock trading plan on November 10, 2025. Mr. Sessa’s plan provides for the sale of approximately 3,685 shares of the Company's common stock and the exercise and sale of approximately 5,058 stock appreciation rights between February 13, 2026 and October 30, 2026.

This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company's policies regarding transactions in the Company's securities.

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

The remainder of the response to this item is incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2025. Also, refer to Part I, Item 1 “Business - Information about our Executive Officers” of this Annual Report on Form 10-K, which identifies our executive officers and is incorporated herein by reference.

Item 11. Executive Compensation

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2025. Also, refer to Note 15 in the Notes to the Consolidated Financial Statements for additional information about our equity compensation plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2025.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is Ernst & Young LLP, Dallas, TX, Auditor Firm ID: 42.

Incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements are included in Part II, Item 8 of the Annual Report on Form 10-K:
•Report of Independent Registered Public Accounting Firm (KPMG LLP, Dallas, TX, Auditor Firm ID: 185)
•Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, Dallas, TX, Auditor Firm ID: 42)
•Consolidated Balance Sheets as of December 31, 2025 and 2024
•Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2025, 2024 and 2023
•Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023
•Notes to the Consolidated Financial Statements for the Years Ended December 31, 2025, 2024 and 2023

Financial Statement Schedules

The financial statement schedule included in this Annual Report on Form 10-K is Schedule II - Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2025, 2024 and 2023 (see Schedule II immediately following the signature page of this Annual Report on Form 10-K).

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
4.1
Indenture, dated as of May 3, 2010, between LII and U.S. Bank National Association, as trustee (filed as Exhibit 4.3 to LII’s Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-155796) filed on May 3, 2010 and incorporated herein by reference).

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

4.6	Form of 5.500% Notes due 2028 (filed as Exhibit A in Exhibit 4.2 to LII's Current Report on Form 8-K filed on September 15, 2023 and incorporated herein by reference).
4.7	Description of Securities (filed as Exhibit 4.8 to LII’s Annual Report on Form 10-K filed on February 21, 2023 and incorporated herein by reference).
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

10.3
Term Credit Agreement, dated as of October 16, 2025, among LII, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto (filed as Exhibit 10.1 to LII’s Quarterly Report on Form 10-Q filed on October 22, 2025 and incorporated herein by reference).

10.4
Guaranty Agreement, dated as of October 16, 2025, among the guarantors party thereto and Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 10.2 to LII’s Quarterly Report on Form 10-Q filed on October 22, 2025 and incorporated herein by reference).

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

10.8*
Form of Long-Term Incentive Award Agreement for U.S. Employees - Vice President and Above (for use under the 2019 Incentive Plan) (2025 version) (filed as Exhibit 10.9 to LII’s Annual Report on Form 10-K filed on February 11, 2025 and incorporated herein by reference).

10.9*
Form of Long-Term Incentive Award Agreement for U.S. Employees - Vice President and Above (for use under the 2019 Incentive Plan) (2026 version) (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on December 5, 2025 and incorporated herein by reference).

10.10*
Form of Short-Term Incentive Program for Lennox International Inc. and its Subsidiaries (filed as Exhibit 10.20 to LII’s Annual Report on Form 10-K filed on February 18, 2020 and incorporated herein by reference).

10.11*
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

10.14*
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

10.18*
Form of Offer Letter entered into between LII and certain executive officers of LII (current version) (filed as Exhibit 10.2 to LII’s Current Report on Form 8-K filed on December 11, 2023 and incorporated herein by reference).

10.19*
Form of Employment Agreement entered into between LII and certain executive officers of LII (2023 version) (filed as Exhibit 10.3 to LII’s Current Report on Form 8-K filed on December 11, 2023 and incorporated herein by reference).

10.20*
Form of Employment Agreement entered into between LII and certain executive officers of LII (current version) (filed as Exhibit 10.3 to LII's Quarterly Report filed on April 23, 2025, and incorporated herein by reference).

10.21*	Employment Agreement entered into between LII and Alok Maskara (filed as Exhibit 10.1 to LII’s Current Report on Form 8-K filed on March 23, 2022 and incorporated herein by reference).
10.22*	Lennox International Inc. Change in Control Severance Plan (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on December 12, 2022 and incorporated herein by reference).
16.1	Letter of KPMG LLP, dated March 13, 2025 (filed as Exhibit 16.1 to LII’s Current Report on Form 8-K filed on March 13, 2025 and incorporated herein by reference).
18.1	Preferability Letter from Independent Registered Public Accounting Firm (filed herewith).
19.1	Insider Trading Policy (filed as Exhibit 19.1 to LII’s Annual Report on Form 10-K filed on February 11, 2025 and incorporated herein by reference).
21.1	Subsidiaries of LII (filed herewith).
22.1	List of Guarantor Subsidiaries (filed as Exhibit 22.1 to LII’s Quarterly Report on Form 10-Q filed on October 22, 2025 and incorporated herein by reference).
23.1	Consent of KPMG LLP (filed herewith).
23.2	Consent of Ernst & Young LLP (filed herewith)
31.1	Certification of the principal executive officer (filed herewith).
31.2	Certification of the principal financial officer (filed herewith).
32.1	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
97.1	LII Amended and Restated Clawback Policy (filed as Exhibit 97.1 to LII’s Annual Report on Form 10-K filed on February 13, 2024 and incorporated herein by reference).
101	SCH Inline XBRL Taxonomy Extension Schema Document
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101	LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNOX INTERNATIONAL INC.

By: /s/ Alok Maskara
Alok Maskara
Chief Executive Officer
February 17, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Alok Maskara	Chief Executive Officer and Director	February 17, 2026
Alok Maskara	(Principal Executive Officer)

/s/ Michael P. Quenzer	Executive Vice President and Chief Financial Officer	February 17, 2026
Michael P. Quenzer	(Principal Financial Officer)

/s/ Chris A. Kosel	Vice President, Controller and Chief Accounting Officer	February 17, 2026
Chris A. Kosel	(Principal Accounting Officer)

/s/ Todd J. Teske	Chairman of the Board of Directors	February 17, 2026
Todd J. Teske

/s/ Sherry L. Buck	Director	February 17, 2026
Sherry L. Buck

/s/ Tracy A. Embree	Director	February 17, 2026
Tracy A. Embree

/s/ John W. Norris, III	Director	February 17, 2026
John W. Norris, III

/s/ Karen H. Quintos	Director	February 17, 2026
Karen H. Quintos

/s/ Sivasankaran Somasundaram	Director	February 17, 2026
Sivasankaran Somasundaram

/s/ Jon Vander Ark	Director	February 17, 2026
Jon Vander Ark

/s/ Shane D. Wall	Director	February 17, 2026
Shane D. Wall

LENNOX INTERNATIONAL INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2025, 2024 and 2023
(In millions)

	Balance at beginning of year	Additions charged to cost and expenses	Write-offs	Recoveries	Other(1)	Balance at end of year
2023
Allowance for doubtful accounts	$15.5	$9.8	$(0.2)	$—	$(10.7)	$14.4
2024
Allowance for doubtful accounts	$14.4	$8.0	$(0.6)	$—	$(4.0)	$17.8
2025
Allowance for doubtful accounts	$17.8	$1.2	$(8.5)	$—	$(2.0)	$8.5
(1) 2023 consists of the sale of our European businesses and other miscellaneous items.