Form 10-Q
period 2026-03-31
LENNOX INTERNATIONAL INC
filed 2026-04-29
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of April 22, 2026, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 34,799,968.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three months ended March 31, 2026

i

Part I - Financial Information
Item 1. Financial Statements

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except shares and par values)	As of March 31, 2026	As of December 31, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$48.2	$34.2
Short-term investments	2.0	0.5
Accounts and notes receivable, net of allowances of $9.1 and $8.5 in 2026 and 2025, respectively	647.9	578.8
Inventories, net	1,209.7	1,152.6
Other current assets	124.3	137.7
Total current assets	2,032.1	1,903.8
Restricted cash equivalents	19.0	18.5
Property, plant and equipment, net of accumulated depreciation of $1,064.3 and $1,043.9 in 2026 and 2025, respectively	917.6	887.2
Right-of-use assets from operating leases	404.4	356.3
Goodwill	503.7	497.2
Intangible assets, net of accumulated amortization of $42.4 and $38.3 in 2026 and 2025, respectively	269.7	273.0
Deferred income taxes	12.6	12.9
Other assets, net	133.6	132.9
Total assets	$4,292.7	$4,081.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$464.6	$438.0
Accrued expenses	301.5	374.2
Income taxes payable	63.4	46.4
Commercial paper	361.0	226.0
Current maturities of long-term debt	18.2	18.3
Current operating lease liabilities	83.8	88.9
Total current liabilities	1,292.5	1,191.8
Long-term debt	1,144.1	1,144.1
Long-term operating lease liabilities	347.8	293.4
Pensions	19.4	18.7
Other liabilities	275.0	270.7
Total liabilities	3,078.8	2,918.7
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,249.7	1,243.0
Retained earnings	4,963.0	4,891.1
Accumulated other comprehensive loss	(48.0)	(48.5)
Treasury stock, at cost, 52,360,280 shares and 52,374,147 shares for 2026 and 2025, respectively	(4,951.7)	(4,923.4)
Total stockholders' equity	1,213.9	1,163.1
Total liabilities and stockholders' equity	$4,292.7	$4,081.8

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended March 31,
	2026	2025
Net sales	$1,135.1	$1,072.6
Cost of goods sold	783.8	731.7
Gross profit	351.3	340.9
Operating Expenses:
Selling, general and administrative expenses	185.2	171.3
Losses and other expenses, net	2.2	2.8
Loss (income) from equity method investments	0.4	(1.2)
Operating income	163.5	168.0
Pension settlements	0.5	0.1
Interest expense, net	15.2	6.2
Other expense, net	0.9	0.9
Net income before income taxes	146.9	160.8
Provision for income taxes	29.7	31.2
Net income	$117.2	$129.6

Earnings per share – Basic(1):	$3.37	$3.65

Earnings per share – Diluted(1):	$3.35	$3.63

Weighted Average Number of Shares Outstanding - Basic	34.8	35.5
Weighted Average Number of Shares Outstanding - Diluted	35.0	35.7

(1) Amounts may not recalculate due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in millions)	For the Three Months Ended March 31,
	2026	2025
Net income	$117.2	$129.6
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.7)	4.2
Net change in pension and post-retirement liabilities	(1.0)	(0.2)
Reclassification of pension and post-retirement benefit losses into earnings	0.5	0.4
Pension settlements	0.5	0.1
Net change in fair value of cash flow hedges	12.8	10.7
Reclassification of cash flow hedge gains into earnings	(10.8)	(2.6)
Other comprehensive income before taxes	1.3	12.6
Tax (expense) benefit	(0.8)	0.5
Other comprehensive income, net of tax	0.5	13.1
Comprehensive income	$117.7	$142.7
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2026 and 2025
(Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Equity
(For the three months ended March 31, 2026)					Shares	Amount
Balance as of December 31, 2025	$0.9	$1,243.0	$4,891.1	$(48.5)	52.4	$(4,923.4)	$1,163.1
Net income	—	—	117.2	—	—	—	117.2
Dividends, $1.30 per share	—	—	(45.3)	—	—	—	(45.3)
Foreign currency translation adjustments	—	—	—	(0.7)	—	—	(0.7)
Stock-based compensation expense	—	5.8	—	—	—	—	5.8
Purchase of common stock under Employee Stock Purchase Program	—	0.5	—	—	—	—	0.5
Change in cash flow hedges	—	—	—	1.2	—	—	1.2
Treasury shares reissued for common stock	—	0.4	—	—	(0.1)	2.2	2.6
Treasury stock purchases	—	—	—	—	0.1	(30.5)	(30.5)
Balance as of March 31, 2026	$0.9	$1,249.7	$4,963.0	$(48.0)	52.4	$(4,951.7)	$1,213.9

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Equity
(For the three months ended March 31, 2025)					Shares	Amount
Balance as of December 31, 2024	$0.9	$1,213.3	$4,262.7	$(93.7)	51.6	$(4,421.1)	$962.1
Net income	—	—	129.6	—	—	—	129.6
Dividends, $1.15 per share	—	—	(40.8)	—	—	—	(40.8)
Foreign currency translation adjustments	—	—	—	4.2	—	—	4.2
Pension and post-retirement liability changes	—	—	—	0.2	—	—	0.2
Stock-based compensation expense	—	6.3	—	—	—	—	6.3
Change in cash flow hedges	—	—	—	8.7	—	—	8.7
Treasury shares reissued for common stock	—	(0.6)	—	—	(0.1)	1.7	1.1
Treasury stock purchases	—	—	—	—	0.2	(97.7)	(97.7)
Balance as of March 31, 2025	$0.9	$1,219.0	$4,351.5	$(80.6)	51.7	$(4,517.1)	$973.7

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in millions)	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$117.2	$129.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (income) from equity method investments	0.4	(1.2)
Provision for credit losses	2.1	1.3
Unrealized losses (gains), net on derivative contracts	2.1	(0.5)
Stock-based compensation expense	6.3	6.3
Depreciation and amortization	29.2	25.6
Deferred income taxes	3.3	(1.1)
Pension expense	1.0	1.1
Pension contributions	(0.3)	(0.3)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(73.6)	8.3
Inventories	(62.6)	(209.4)
Other current assets	13.7	(1.7)
Accounts payable	31.0	85.2
Accrued expenses	(74.3)	(105.1)
Income taxes payable and receivable, net	18.8	27.1
Leases, net	1.3	3.4
Other, net	0.5	(4.4)
Net cash provided by (used in) operating activities	16.1	(35.8)
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	0.7	0.5
Purchases of property, plant and equipment	(55.5)	(25.5)
Acquisitions, net of cash	(0.2)	—
(Purchases of) proceeds from investments and other	(1.6)	1.5
Net cash used in investing activities	(56.6)	(23.5)
Cash flows from financing activities:
Commercial paper borrowings	434.1	—
Commercial paper payments	(299.1)	—
Payments on debt arrangements	(5.3)	(5.0)
Proceeds from employee stock purchases	2.6	1.2
Repurchases of common stock	(19.5)	(85.2)
Repurchases of common stock to satisfy employee withholding tax obligations	(10.5)	(11.3)
Cash dividends paid	(45.2)	(40.9)
Net cash provided by (used in) financing activities	57.1	(141.2)
Increase (decrease) in cash, cash equivalents and restricted cash	16.6	(200.5)
Effect of exchange rates on cash, cash equivalents and restricted cash equivalents	(2.1)	2.6
Cash, cash equivalents and restricted cash, beginning of period	52.7	415.1
Cash, cash equivalents and restricted cash, end of period	$67.2	$217.2

Supplemental disclosures of cash flow information:
Interest paid	$23.5	$19.2
Income taxes paid (net of refunds)	$7.0	$5.1

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we","our","us","LII" or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of March 31, 2026 and the accompanying unaudited Consolidated Statements of Operations, Comprehensive Income, Stockholders' Equity, and Cash Flows for the three months ended March 31, 2026 and 2025 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2025.

The unaudited consolidated financial statements for all comparable prior periods presented have been retrospectively adjusted to reflect the prior-year change in method of accounting for certain inventories from last-in-first-out ("LIFO") to first-in, first-out ("FIFO").

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

2. Reportable Business Segments:

We operate in two reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. Our segments are organized primarily by the nature of the products and services we provide. The following table describes each segment:

Segment	Product or Services	Markets Served	Geographic Areas
Home Comfort Solutions	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, comfort control products, replacement parts and supplies	Residential Replacement; Residential Parts and Supplies; Residential New Construction	United States Canada
Building Climate Solutions	Commercial heating, air conditioning and refrigeration systems. Products include rooftop packaged units, variable refrigerant flow systems, heat pumps, air cooled condensing units, air handlers, unit coolers, and process chillers. Services include installation, energy monitoring, service and maintenance, and HVAC recycling.	Light Commercial; Commercial Parts and Supplies; Food Preservation	United States Canada

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

The chief operating decision maker uses segment profit or loss from operations, excluding certain items, to allocate resources (including employees, financial, or capital resources) for each segment predominantly in the annual budget and forecasting process. The chief operating decision maker considers budget-to-actual variances in segment profit or loss on a monthly basis when evaluating segment performance and making decisions about allocating resources to the segments.

Our chief operating decision maker is Alok Maskara, Chief Executive Officer.

Key financial information for each segment is shown below (in millions):

	Home Comfort Solutions	Business Climate Solutions	Total
Three months ended March 31, 2026
Net sales(1)	$650.0	$485.1	$1,135.1
Cost of goods sold	467.8	316.2	784.0
Selling, general and administrative	97.2	74.0	171.2
Other income(2)	(1.5)	(0.7)	(2.2)
Segment profit(3)	$86.5	$95.6	$182.1

Three months ended March 31, 2025
Net sales(1)	$721.4	$351.2	$1,072.6
Cost of goods sold	500.1	231.8	731.9
Selling, general and administrative	98.4	60.4	158.8
Other (income) expense(2)	(1.0)	0.2	(0.8)
Segment profit(3)	$123.9	$58.8	$182.7

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

(3) We define segment profit (loss) as a segment's operating income (loss) included in the accompanying Consolidated Statements of Operations, excluding:
•Restructuring charges, and
•Loss (gain) on sale from previous dispositions.

The reconciliations of segment profit to Operating income and Net income before income taxes are presented below (in millions):

	For the Three Months Ended March 31,
	2026	2025
Total segment profit(1)	$182.1	$182.7
Reconciliation to Operating income:
Restructuring charges	—	—
Gain on sale from previous dispositions	—	—
Corporate and other expenses(2)	(18.6)	(14.7)
Operating income	163.5	168.0
Reconciliation to income before income taxes:
Pension settlements	0.5	0.1
Interest expense, net	15.2	6.2
Other expense, net	0.9	0.9
Net income before income taxes	$146.9	$160.8

(1) We define segment profit as a segment's operating income (loss) included in the accompanying Consolidated Statements of Operations, excluding:
•Restructuring charges, and
•Loss (gain) on sale from previous dispositions.
(2) Corporate and other expenses include unallocated corporate costs related to corporate administrative functions such as tax, treasury, accounting, internal audit, legal and human resources.

Total assets by segment are shown below (in millions) as of:

	March 31, 2026	December 31, 2025
Total Assets:
Home Comfort Solutions	$2,078.1	$1,971.0
Building Climate Solutions	1,795.8	1,746.4
Total assets from reportable segments	$3,873.9	$3,717.4
Corporate and Other	418.8	364.4
Total assets	$4,292.7	$4,081.8

The assets in the Corporate and Other primarily consist of cash, property, plant and equipment, short-term investments, and deferred tax assets. Assets recorded in the operating segments represent those assets directly associated with those segments.

Total capital expenditures by segment are shown below (in millions):

	For the Three Months Ended March 31,
	2026	2025
Capital Expenditures:
Home Comfort Solutions	$15.1	$11.4
Building Climate Solutions	7.5	6.3
Total capital expenditures from reportable segments	$22.6	$17.7
Corporate and Other	32.9	7.8
Total capital expenditures	$55.5	$25.5

Depreciation and amortization expenses by segment are shown below (in millions):

	For the Three Months Ended March 31,
	2026	2025
Depreciation and Amortization:
Home Comfort Solutions	$10.7	$10.4
Building Climate Solutions	11.7	7.9
Total depreciation and amortization from reportable segments	$22.4	$18.3
Corporate and Other	6.8	7.3
Total depreciation and amortization	$29.2	$25.6

The income from equity method investments is shown below (in millions):

	For the Three Months Ended March 31,
	2026	2025
Income from Equity Method Investments:
Home Comfort Solutions	$1.1	$0.7
Building Climate Solutions	0.1	0.4
Total income from equity method investments from reportable segments	$1.2	$1.1
Corporate and Other	(1.6)	0.1
Total (loss) income from equity method investments	$(0.4)	$1.2

Geographic Information

Property, plant and equipment, net for each major geographic area in which we operate, based on the domicile of our operations, are shown below (in millions) as of:

	March 31, 2026	December 31, 2025
Property, Plant and Equipment, net:
United States	$639.9	$607.4
Mexico	267.7	269.2
Canada	4.1	4.2
Other international	5.9	6.4
Total Property, plant and equipment, net	$917.6	$887.2

3. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share were as follows (in millions, except per share data):

	For the Three Months Ended March 31,
	2026	2025
Net income	$117.2	$129.6

Weighted-average shares outstanding – basic	34.8	35.5
Add: Potential effect of dilutive securities attributable to stock-based payments	0.2	0.2
Weighted-average shares outstanding – diluted	35.0	35.7

Earnings per share – Basic(1):	$3.37	$3.65

Earnings per share – Diluted(1):	$3.35	$3.63

(1) Amounts may not recalculate due to rounding.

For the three months ended March 31, 2026 and 2025, there were no material stock appreciation rights or restricted stock units outstanding that were not included in the diluted earnings per share calculation as the assumed exercise of such rights would have been anti-dilutive.

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

We lease certain real and personal property under non-cancelable operating leases. Approximately 84% of our right-of-use assets and lease liabilities relate to our leases of real estate with the remaining amounts primarily relating to our leases of IT equipment, fleet vehicles and manufacturing and distribution equipment.

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

Liabilities for estimated product warranty costs are included in the following captions on the accompanying Consolidated Balance Sheets (in millions) as of:

	March 31, 2026	December 31, 2025
Accrued expenses	$56.2	$53.1
Other liabilities	113.1	114.1
Total warranty liability	$169.3	$167.2
The changes in product warranty liabilities for the three months ended March 31, 2026 were as follows (in millions):

Total warranty liability as of December 31, 2025	$167.2
Warranty claims paid	(10.5)
Changes resulting from issuance of new warranties	12.4
Changes in estimates associated with pre-existing liabilities	0.4
Changes in foreign currency translation rates and other	(0.2)
Total warranty liability as of March 31, 2026	$169.3

Litigation

Antitrust Class Action

On March 20, 2026, seven HVAC equipment manufacturers (and certain of their affiliated companies), including the Company, were named as defendants in a complaint filed in the U.S. District Court for the Eastern District of Michigan on behalf of a putative class that alleges violations of Section 1 of the Sherman Antitrust Act of 1890, as amended, and certain state laws. Additional class action complaints were filed in April 2026 in the same court, based on similar allegations. The cases were consolidated under the caption In re HVAC Equipment Antitrust Litigation, No. 2:26-cv-10949 (E.D. Mich.).

The complaints allege that the defendants conspired to fix, raise, maintain, and/or stabilize prices of HVAC equipment. The alleged class is defined as including all persons who purchased HVAC equipment in the U.S. during the period from January 1, 2020 to the present which was manufactured by one or more defendants for end use in a residential or commercial building. The complaints seek to recover an unspecified amount of damages, injunctive relief, and attorneys’ fees on behalf of the putative class.

The Company disputes these allegations and plans to vigorously defend itself. At this stage of the antitrust litigation, the Company cannot reasonably estimate the range of possible loss, if any, or the timing, outcome, or consequence of this litigation. An adverse outcome in this litigation could have a material adverse impact on the Company’s business, financial position, results of operations, or cash flows.

Other Litigation

We are involved in a number of other claims and lawsuits incidental to the operation of our businesses. Insurance coverages are maintained and estimated costs are recorded for such claims and lawsuits, including costs to settle other claims and lawsuits, based on experience involving similar matters and specific facts known.

It is management's opinion that none of these claims or lawsuits or any threatened litigation will have a material adverse effect on our financial condition, results of operations or cash flows. Claims and lawsuits, however, involve uncertainties and it is possible that their eventual outcome could adversely affect our results of operations for a particular period.

5. Stock Repurchases:

Our Board of Directors has authorized a total of $5.0 billion to repurchase shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $1.0 billion share repurchase authorization in May 2025. The Share Repurchase Plans allow us to repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by us, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The Share Repurchase Plans do not require the repurchase of a specific number of shares and may be terminated at any time. As of March 31, 2026, $989.5 million was available for repurchase under the Share Repurchase Plans.

For the three months ended March 31, 2026, we repurchased 39,000 shares, at an aggregate cost, inclusive of fees, of $20.0 million.

6. Revenue Recognition:

The following table disaggregates our revenue by business segment by geography which provides information as to the major source of revenue. See Note 2 for additional information on our reportable business segments and the products and services sold in each segment.

(Amounts in millions)	For the Three Months Ended March 31, 2026
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Consolidated
United States	$604.0	$446.4	$1,050.4
Canada	46.0	38.7	84.7
Total	$650.0	$485.1	$1,135.1

	For the Three Months Ended March 31, 2025
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Consolidated
United States	$667.8	$332.6	$1,000.4
Canada	53.6	18.6	72.2
Total	$721.4	$351.2	$1,072.6

Home Comfort Solutions - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox stores or to independent distributors. For the three months ended March 31, 2026 and 2025, direct sales represented 75% and 73% of revenues, respectively, and sales to independent distributors represented the remainder. Given the nature of our business, customer product orders are fulfilled at a point in time and not over a period of time.

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

offer HVAC recycling and salvage services; and focus on multi-family HVAC replacement for expired mechanical assets. Revenue related to service contracts is recognized as the services are performed under the contract based on the relative fair value of the services provided. For the three months ended March 31, 2026 and 2025, equipment sales represented 83% and 79% of revenues, respectively, and the remainder of our revenue was generated from our service business.

Contract Liabilities - Our contract liabilities consist of advance payments and deferred revenue. Net contract liabilities consisted of the following (in millions) as of:

	March 31, 2026	December 31, 2025
Contract assets	$2.1	$1.7
Contract liabilities - current	(10.0)	(10.5)
Contract liabilities - noncurrent	(10.4)	(10.3)
Total	$(18.3)	$(19.1)

For the three months ended March 31, 2026 and 2025, we recognized revenue of $0.6 million and $2.3 million related to our contract liabilities at January 1, 2026 and 2025, respectively. Impairment losses recognized in our receivables and contract assets were de minimis in 2026 and 2025.

7. Other Financial Statement Details:
Inventories:
The components of inventories are as follows (in millions) as of:

	March 31, 2026	December 31, 2025
Finished goods	$742.3	$719.1
Work in process	7.2	7.5
Raw materials and parts(1)	460.2	426.0
Total inventories, net	$1,209.7	$1,152.6
(1) Raw materials and parts includes materials for production and finished goods parts held for sale.

Goodwill:
The changes in the carrying amount of goodwill in 2026, in total and by segment, are summarized in the table below (in millions):

	Balance as of December 31, 2025	Goodwill Adjustment(1)	Balance as of March 31, 2026
Home Comfort Solutions	$87.0	$1.6	$88.6
Building Climate Solutions	410.2	4.9	415.1
Total Goodwill	$497.2	$6.5	$503.7
(1) As discussed in Note 13, an update to our purchase price allocation of Duro Dyne and Supco resulted in a $6.5 million increase in goodwill.

We monitor our reporting units for indicators of impairment throughout the year to determine if a change in facts or circumstances warrants a re-evaluation of our goodwill. We have not recorded any goodwill impairments for the three months ended March 31, 2026 or in any periods presented.

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

Cash Flow Hedges

We have foreign exchange forward contracts and commodity futures contracts designated as cash flow hedges that are scheduled to mature through September 2027. Unrealized gains or losses from our cash flow hedges are included in Accumulated other comprehensive loss (“AOCL”) and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities and foreign currencies at the settlement dates. We recorded the following amounts in AOCL related to our cash flow hedges (in millions) as of:

	March 31, 2026	December 31, 2025
Unrealized (gains) losses, net on unsettled contracts	$(25.4)	$(23.3)
Income tax expense (benefit)	6.3	5.4
Unrealized (gains) losses, net included in AOCL, net of tax (1)	$(19.1)	$(17.9)
(1) Assuming commodity prices and foreign currency exchange rates remain constant, we expect to reclassify $17.8 million of derivative gain as of March 31, 2026 into earnings within the next 12 months.

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

	For the Three Months Ended March 31,
	2026	2025
Stock-based compensation expense	$5.8	$6.3

Equity awards granted in February 2026 were as follows:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Performance Share Units	22,119	$474.95
Restricted Stock Units	24,969	$474.95
Stock Appreciation Rights	48,576	$133.13

8. Pension Benefit Plans:

The components of net periodic benefit cost for pension benefits were as follows (in millions):

	For the Three Months Ended March 31,
	2026	2025
Service cost	$0.2	$0.3
Interest cost	2.0	2.1
Expected return on plan assets	(1.7)	(1.8)
Recognized actuarial loss	0.5	0.4
Settlements and curtailments	0.5	0.1
Net periodic benefit cost	$1.5	$1.1
9. Income Taxes:

As of March 31, 2026, we had approximately $5.2 million in total gross unrecognized tax benefits. If recognized, $5.2 million would be recorded through the Consolidated Statements of Operations.

Our effective tax rate was 20.2% for the three months ended March 31, 2026 compared to 19.4% for the three months ended March 31, 2025. The increase in rate is primarily due to income in higher tax jurisdictions.

We are currently under a limited scope audit by the Internal Revenue Service for our 2021 and 2022 tax years. There are also ongoing U.S. state and local audits and other foreign audits covering fiscal years 2019 through 2024. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years prior to 2019.

10. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions) as of:

	March 31, 2026	December 31, 2025
Commercial paper	$361.0	$226.0
Current maturities of long-term debt:
Finance lease obligations	$18.2	$18.3
Total current maturities of long-term debt	$18.2	$18.3
Long-Term Debt:
Finance lease obligations	$50.1	$50.6
Term Loan	300.0	300.0
Senior unsecured notes	800.0	800.0
Debt issuance costs	(6.0)	(6.5)
Total long-term debt	$1,144.1	$1,144.1
Total debt	$1,523.3	$1,388.4

Commercial Paper Program

We utilize a commercial paper program (the “Program”) pursuant to which we may issue short-term, unsecured commercial paper notes (the “CP Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the CP Notes outstanding under the Program at any time not to exceed $500.0 million. The CP Notes have maturities of up to 397 days from the date of issue and rank pari passu with all of our other unsecured and unsubordinated indebtedness. The net proceeds from issuances of the CP Notes are typically used for general corporate purposes. Our revolving credit facility serves as a liquidity backstop for the repayment of CP Notes outstanding under the Program. There were $361.0 million CP Notes outstanding under the Program as of March 31, 2026.

Our weighted average borrowing rate on the Program was as follows as of:

	March 31, 2026	December 31, 2025
Weighted average borrowing rate	4.20%	3.98%

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

	March 31, 2026	December 31, 2025
Weighted average borrowing rate	4.60%	4.90%

Credit Agreement

On May 9, 2025, we entered into an Amendment and Restatement Agreement (the "Credit Agreement") to our existing unsecured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The Credit Agreement decreased our total revolving commitments from $1.1 billion to $1.0 billion with an option to increase the revolving commitments by up to $350 million at our request, subject to the terms and conditions of the Credit Agreement. The Credit Agreement also extended the maturity date of the revolving commitments from July 2026 to May 2030. We had no outstanding borrowings and no amounts committed to standby letters of credit as of March 31, 2026. Subject to covenant limitations, $639.0 million was available for future borrowings after taking into consideration outstanding borrowings under our Program. Availability under the Credit Agreement is reduced by borrowings under the Program. The Credit Agreement includes a subfacility for swingline loans up to $65.0 million. Maturity of the Credit Agreement may be extended by the lenders pursuant to two one-year extension options that we may request under the Credit Agreement.

Our weighted average borrowing rate on the Credit Agreement was as follows as of:

	March 31, 2026	December 31, 2025
Weighted average borrowing rate	—%	—%

The Credit Agreement and the Term Credit Agreement (the "Credit Facilities") are guaranteed by certain of our subsidiaries (the "Guarantor Subsidiaries") and contain customary covenants applicable to us and our subsidiaries including limitations on indebtedness, liens, dividends, stock repurchases, mergers, and sales of all or substantially all of our assets. In addition, the Credit Facilities each contain a financial covenant requiring us to maintain, as of the last day of each fiscal quarter for the four prior fiscal quarters, a Total Net Leverage Ratio of no more than 3.50 to 1.00 (or, at our election, on up to two occasions following a material acquisition, 4.00 to 1.00).

Our Credit Facilities contain customary events of default. These events of default include nonpayment of principal or other amounts, material inaccuracy of representations and warranties, breach of covenants, default on certain other indebtedness or receivables securitizations (cross default), certain voluntary and involuntary bankruptcy events, and the occurrence of a change in control. A cross default under our Credit Facilities could occur if:

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

11. Comprehensive Income (Loss):

The following table provides information on items reclassified from AOCL to Net income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended March 31,		Affected Line Item(s) in the Consolidated Statements of Operations
	2026	2025
Gains (Losses) on Cash Flow Hedges:
Derivatives contracts	$10.8	$2.6	Cost of goods sold; Losses and other expenses, net
Income tax (expense) benefit	(2.5)	(0.6)	Provision for income taxes
Net of tax	$8.3	$2.0

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(0.5)	$(0.4)	Other expense, net
Pension settlements	(0.5)	(0.1)	Pension settlements
Income tax benefit	0.2	0.1	Provision for income taxes
Net of tax	$(0.7)	$(0.4)
Total reclassifications from AOCL	$7.6	$1.6

The following table provides information on changes in AOCL, by component (net of tax), for the three months ended March 31, 2026 (in millions):

	Gains (Losses) on Cash Flow Hedges	Share of Equity Method Investments Other Comprehensive Income	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2025	$17.9	$0.2	$(46.8)	$(19.8)	$(48.5)
Other comprehensive income (loss) before reclassifications	9.5	—	(0.7)	(0.7)	8.1
Amounts reclassified from AOCL	(8.3)	—	0.7	—	(7.6)
Net other comprehensive income (loss)	1.2	—	—	(0.7)	0.5
Balance as of March 31, 2026	$19.1	$0.2	$(46.8)	$(20.5)	$(48.0)

12. Fair Value Measurements:

Fair Value Hierarchy

The methodologies used to determine the fair value of our financial assets and liabilities as of March 31, 2026 were the same as those used as of December 31, 2025.
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

The fair value of our senior unsecured notes in Long-term debt, classified as Level 2, was based on the amount of future cash flows using current market rates for debt instruments of similar maturities and credit risk. The following table presents their fair value (in millions) as of:

	March 31, 2026	December 31, 2025
Senior unsecured notes	$804.3	$817.4

13. Prior Year Acquisition:

In October 2025, we completed the acquisition of Duro Dyne and Supco, a robust portfolio of HVAC parts and supplies that complement our existing residential and commercial offerings. Under the terms of the purchase agreement, a final working capital adjustment was completed in the first quarter of 2026. This working capital adjustment resulted in a $2.3 million increase in the purchase price. Additionally, during the first quarter of 2026 we made certain purchase price adjustments. The following table details the purchase price adjustments that were made during the first quarter of 2026 (in millions):

	December 31, 2025	Adjustment	March 31, 2026
Net tangible assets acquired	$39.1	$(4.2)	$34.9
Intangible assets acquired(1)	235.0	—	235.0
Goodwill	277.2	6.5	283.7
Total investment	$551.3	$2.3	$553.6

(1) The intangible assets acquired were estimated using the income approach through a discounted cash flow analysis. The estimates are based on inputs that are not observable in the market, and therefore represent non-recurring Level 3 inputs.

The Company has substantially completed the purchase price allocation for the acquisition of Duro Dyne and Supco. While management believes the allocation reflects its best estimates as of March 31, 2026, the purchase price allocation remains subject to adjustment as additional information becomes available during the measurement period, which may extend up to one year from the acquisition date in accordance with ASC 805.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, that are based on information currently available to management as well as management’s assumptions and beliefs as of the date such statements were made. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q constitute forward-looking statements, including but not limited to statements identified by forward-looking terminology, such as the words “may,” “will,” “should,” “plan,” “anticipate,” “believe,” “intend,” “estimate,” and “expect” and similar expressions. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties.

In addition to the specific uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and those set forth in Part II, “Item 1A. Risk Factors” of this report, if any, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise, except as required by law.

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

Financial Overview

Results for the first quarter of 2026 were mixed as our Home Comfort Solutions segment faced volume headwinds driven by market softness. Overall our net sales increased 6% and our segment profit was relatively flat as compared to prior year. For our Home Comfort Solutions segment, net sales decreased 10% and segment profit decreased $37 million. For our Building Climate Solutions segment, net sales increased 38% and segment profit increased $37 million.

Financial Highlights

•Net sales of $1,135 million in the first quarter of 2026 reflected a 6% increase as compared to the same period in 2025.
•Operating income in the first quarter of 2026 decreased $5 million to $163 million as lower sales volumes and higher product costs were partially offset by favorable mix and price.
•Net income for the first quarter of 2026 was $117 million.
•Diluted earnings per share was $3.35 per share in the first quarter of 2026 as compared to $3.63 per share in the same period in 2025.
•For the three months ended March 31, 2026, we returned $45 million to shareholders through dividend payments and repurchased $20 million of common stock through our share repurchase program.

Recent Developments

Throughout 2025, the U.S. government implemented new tariff measures under various authorities, including the International Emergency Economic Powers Act ("IEEPA") and Section 232 of the Trade Expansion Act of 1962 (“Section 232”).

In February 2026, the U.S. Supreme Court ruled against tariffs imposed under IEEPA. The ruling did not address refunds of tariffs paid, nor did it repeal Section 232 tariffs on steel and aluminum. Following this ruling, the U.S. presidential administration imposed a temporary surcharge, known as Section 122, which applies a 10 percent global tariff on most imported products. These tariffs apply broadly to manufactured goods and component parts. Section 232 tariffs on steel and aluminum also continued to evolve, with modifications implemented in April 2026. The Company is evaluating the potential impact of all tariff actions on future material costs and sourcing decisions.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended March 31,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2026	2025		2026	2025
Net sales	$1,135.1	$1,072.6	5.8%	100.0%	100.0%
Cost of goods sold	783.8	731.7	(7.1)	69.1	68.2
Gross profit	351.3	340.9	3.1	30.9	31.8
Selling, general and administrative expenses	185.2	171.3	(8.1)	16.3	16.0
Losses and other expenses, net	2.2	2.8	21.4	0.2	0.3
Loss (income) from equity method investments	0.4	(1.2)	(133.3)	—	(0.1)
Operating income	$163.5	$168.0	(2.7)%	14.4%	15.7%

Net Sales

Net sales for the first quarter of 2026 increased 6% as compared to the same period in 2025 primarily due to a 9% increase from favorable mix and price and a 5% increase in sales volumes from completed acquisitions, which were partially offset by an 8% decrease in sales volumes.

Gross Profit

Gross profit margins in the first quarter of 2026 decreased 90 basis points ("bps") to 30.9% as compared to 31.8% in the same period in 2025. Gross margins decreased 300 bps from higher product costs, primarily related to inflationary impacts and factory under absorption, and 40 bps from higher freight and distribution inflation and investments, which were partially offset by 250 bps from favorable mix and price.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") increased $14 million to $185 million in the first quarter of 2026 as compared to $171 million in the same period in 2025, primarily attributable to higher discretionary and employee-related costs and the acquisition of Duro Dyne and Supco in the fourth quarter of 2025.
(Gains) losses and Other Expenses, Net

Losses (gains) and other expenses, net for the first quarter of 2026 and 2025 included the following (in millions):

	For the Three Months Ended March 31,
	2026	2025
Foreign currency exchange (gains) losses	$(0.3)	$0.8
Gain on disposal of fixed assets	(0.6)	(0.1)
Environmental liabilities and special litigation charges	3.1	2.1
Losses (gains) and other expenses, net (pre-tax)	$2.2	$2.8

Income from Equity Method Investments

Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments was de minimis in the first quarter of 2026, consistent with 2025.

Interest Expense, net

Interest expense, net increased to $15 million in the first quarter of 2026 from $6 million in the same period in 2025 primarily due to increased borrowings on our commercial paper facility and our term loan agreement entered into in October of 2025.

Income Taxes

Our effective tax rate was 20.2% for the first quarter of 2026 as compared to 19.4% in the same period in 2025. The increase in rate is primarily due to income in higher tax jurisdictions.

First Quarter of 2026 Compared to First Quarter of 2025 - Results by Segment

Home Comfort Solutions

The following table presents our Home Comfort Solutions segment's net sales and profit for the first quarter of 2026 and 2025 (dollars in millions):

	For the Three Months Ended March 31,
	2026	2025	Difference	% Change
Net sales	$650.0	$721.4	$(71.4)	(10)%
Profit	$86.5	$123.9	$(37.4)	(30)%
% of net sales	13.3%	17.2%
Net sales decreased 10% in the first quarter of 2026 as compared to the same period in 2025 primarily due to a 21% decrease in sales volumes, which was partially offset by a 9% increase from favorable mix and price and a 2% increase in sales volumes from completed acquisitions.

Segment profit in the first quarter of 2026 decreased $37 million as compared to the same period in 2025, primarily due to lower sales volumes, resulting in a $56 million profit headwind, $23 million in product cost inflation and lower factory absorption, and $1 million in other costs. These impacts were partially offset by a $41 million benefit from favorable mix and price and $2 million from completed acquisitions.

Building Climate Solutions

The following table presents our Building Climate Solutions segment's net sales and profit for the first quarter of 2026 and 2025 (dollars in millions):

	For the Three Months Ended March 31,
	2026	2025	Difference	% Change
Net sales	$485.1	$351.2	$133.9	38%
Profit	$95.6	$58.8	$36.8	63%
% of net sales	19.7%	16.7%

Net sales increased 38% in the first quarter of 2026 as compared to the same period in 2025 primarily due to a 17% increase in sales volumes, a 12% increase in sales volumes from completed acquisitions, and 9% from favorable mix and price.

Segment profit in the first quarter of 2026 increased $37 million as compared to the same period in 2025 primarily due to $24 million profit benefit from higher sales volumes and $22 million increase in favorable mix and price, and $7 million profit benefit from sales volumes from completed acquisitions, which were partially offset by $8 million in product cost inflation and lower factory absorption, and $8 million from other costs.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and a commercial paper program (as described below). Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the three months ended March 31, 2026 and 2025 (in millions):

	For the Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$16.1	$(35.8)
Net cash used in investing activities	(56.6)	(23.5)
Net cash provided by (used in) financing activities	57.1	(141.2)

Net Cash Provided By (Used In) Operating Activities - The change in net cash provided by operating activities for the three months ended March 31, 2026 compared to the net cash used in operating activities for the same period in 2025 is primarily due to favorable working capital changes.

Net Cash Used In Investing Activities - Capital expenditures were $56 million for the three months ended March 31, 2026 compared to $26 million in the same period of 2025. The increase in capital expenditures was primarily related to land and building purchases.

Net Cash Provided By (Used In) Financing Activities - Net cash provided by financing activities for the three months ended March 31, 2026 increased to $57 million as compared to $141 million used in during the same period of 2025. The change was primarily due to changes in net borrowings and repayments of long-term debt and repurchases of common stock through our share repurchase program. We repurchased $20 million of shares for the three months ended March 31, 2026 and returned $45 million to shareholders through dividend payments.

Debt Position

The following table details our lines of credit and financing arrangements as of March 31, 2026 (in millions):

Outstanding Borrowings

Commercial paper:	$361.0
Current maturities of long-term debt:
Finance lease obligations	$18.2
Total current maturities of long-term debt	$18.2
Long-term debt:
Finance lease obligations	$50.1
Term Loan	300.0
Senior unsecured notes	800.0
Debt issuance costs	(6.0)
Total long-term debt	$1,144.1
Total debt	$1,523.3

Commercial Paper Program

We utilize a commercial paper program (the "Program") pursuant to which we may issue short-term, unsecured commercial paper notes (the "CP Notes") under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the CP Notes outstanding under the Program at any time not to exceed $500.0 million. The CP Notes have maturities of up to 397 days from the date of issue and rank pari passu with all of our other unsecured and unsubordinated indebtedness. The net proceeds from issuances of the CP Notes are typically used for general corporate purposes. Our revolving credit facility serves as a liquidity backstop for the repayment of CP Notes outstanding under the Program. There are $361.0 million CP Notes outstanding under the Program as of March 31, 2026.

Credit Agreement

On May 9, 2025, we entered into an Amendment and Restatement Agreement (the "Credit Agreement") to our existing unsecured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The Credit Agreement decreased our total revolving commitments from $1.1 billion to $1.0 billion with an option to increase the revolving commitments by up to $350 million at our request, subject to the terms and conditions of the Credit Agreement. The Credit Agreement also extended the maturity date of the revolving commitments from July 2026 to May 2030. We had no outstanding borrowings and no amounts committed to standby letters of credit as of March 31, 2026. Subject to covenant limitations, $639.0 million was available for future borrowings after taking into consideration outstanding borrowings under our Program. Availability under the Credit Agreement is reduced by borrowings under the Program. The Credit Agreement includes a subfacility for swingline loans up to $65.0 million. Maturity of the Credit Agreement may be extended by the lenders pursuant to two one-year extension options that we may request under the Credit Agreement.

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

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio increased to 56% at March 31, 2026, as compared to 54% at December 31, 2025.

As of March 31, 2026, our senior credit ratings were Baa1 with a stable outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $48.2 million, future cash generated from operations and available borrowing capacity are sufficient to fund operations, planned capital expenditures, future contractual obligations, potential share repurchases and dividends, and other needs in the foreseeable future. Included in our cash and cash equivalents of $48.2 million as of March 31, 2026 was $19.3 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. An actual repatriation in the future from our non-U.S. subsidiaries could be subject to foreign withholding taxes and U.S. state taxes.

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

The following combined Parent and Guarantor Subsidiaries financial information is presented as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 (in millions):

	March 31, 2026	December 31, 2025
Current assets	$1,853.5	$1,676.4
Non-current assets	1,912.0	1,824.9
Current liabilities	1,111.6	1,000.7
Non-current liabilities	1,751.1	1,689.4
Amounts due to non-Guarantor Subsidiaries	(522.1)	(463.7)

	Three months ended March 31, 2026	For the Year Ended December 31, 2025
Net sales	$1,050.5	$5,113.8
Gross profit	326.3	1,324.4
Net income	53.6	406.3

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk affecting LII, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Our exposure to market risk has not changed materially since December 31, 2025.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Antitrust Class Actions

On March 20, 2026, seven HVAC equipment manufacturers (and certain of their affiliated companies), including the Company, were named as defendants in a complaint filed in the U.S. District Court for the Eastern District of Michigan on behalf of a putative class that alleges violations of Section 1 of the Sherman Antitrust Act of 1890, as amended, and certain state laws. Additional class action complaints were filed in April 2026 in the same court, based on similar allegations. The cases were consolidated under the caption In re HVAC Equipment Antitrust Litigation, No. 2:26-cv-10949 (E.D. Mich.).

The complaints allege that the defendants conspired to fix, raise, maintain, and/or stabilize prices of HVAC equipment. The alleged class is defined as including all persons who purchased HVAC equipment in the U.S. during the period from January 1, 2020 to the present which was manufactured by one or more defendants for end use in a residential or commercial building. The complaints seek to recover an unspecified amount of damages, injunctive relief, and attorneys’ fees on behalf of the putative class.

The Company disputes these allegations and plans to vigorously defend itself. At this stage of the antitrust litigation, the Company cannot reasonably estimate the range of possible loss, if any, or the timing, outcome, or consequence of this litigation. An adverse outcome in this litigation could have a material adverse impact on the Company’s business, financial position, results of operations, or cash flows.

Other Claims

We are involved in a number of other claims and lawsuits incidental to the operation of our businesses. Where appropriate, insurance coverages are maintained and estimated costs are recorded for such claims and lawsuits. It is management's opinion that none of these other claims or lawsuits will have a material adverse effect, individually or in the aggregate, on our financial position, results of operations or cash flows.

Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or results of operations. There have been no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In the first quarter of 2026, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans (in millions) (1)
January 1 through January 31	1,000	$530.88	1,000	$1,009.0
February 1 through February 28	14,000	$552.69	14,000	$1,001.3
March 1 through March 31	24,000	$490.41	24,000	$989.5
	39,000		39,000

(1) Since the inception of the Company’s share repurchase program in 2008, the Board has authorized share repurchases in an amount not to exceed $5.0 billion (the "Share Repurchase Plans"). The Share Repurchase Plans do not have an expiration date. See Note 5 in the Notes to the Consolidated Financial Statements for further details.

Item 5. Other Information

Rule 10b5-1 Plan Elections

Sivasankaran Somasundaram, a director, adopted a non-Rule 10b5-1 trading arrangement on February 11, 2026, pursuant to which he elected to receive all of his director retainer to be paid between July 1, 2026 and June 30, 2027 in shares of the Company's common stock. The amount of shares to be awarded will be determined based on the closing price of the Company's common stock on the second Friday of each quarter during the payment period. This trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company's policies regarding transactions in the Company's securities.

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

Date: April 29, 2026