Form 10-Q
period 2026-06-30
LENNOX INTERNATIONAL INC
filed 2026-07-29
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of July 22, 2026, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 34,560,675.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three and six months ended June 30, 2026

i

Part I - Financial Information
Item 1. Financial Statements

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except shares and par values)	As of June 30, 2026	As of December 31, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$51.5	$34.2
Short-term investments	0.6	0.5
Accounts and notes receivable, net of allowances of $7.9 and $8.5 in 2026 and 2025, respectively	918.1	578.8
Inventories, net	1,152.4	1,152.6
Other current assets	135.2	137.7
Total current assets	2,257.8	1,903.8
Restricted cash equivalents	18.8	18.5
Property, plant and equipment, net of accumulated depreciation of $1,088.0 and $1,043.9 in 2026 and 2025, respectively	934.2	887.2
Right-of-use assets from operating leases	412.7	356.3
Goodwill	503.7	497.2
Intangible assets, net of accumulated amortization of $46.7 and $38.3 in 2026 and 2025, respectively	265.8	273.0
Deferred income taxes	12.4	12.9
Other assets, net	139.6	132.9
Total assets	$4,545.0	$4,081.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$523.5	$438.0
Accrued expenses	373.4	374.2
Income taxes payable	22.6	46.4
Commercial paper	412.0	226.0
Current maturities of long-term debt	20.1	18.3
Current operating lease liabilities	87.2	88.9
Total current liabilities	1,438.8	1,191.8
Long-term debt	1,149.2	1,144.1
Long-term operating lease liabilities	356.2	293.4
Pensions	20.1	18.7
Other liabilities	283.5	270.7
Total liabilities	3,247.8	2,918.7
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,255.3	1,243.0
Retained earnings	5,185.1	4,891.1
Accumulated other comprehensive loss	(58.6)	(48.5)
Treasury stock, at cost, 52,611,203 shares and 52,374,147 shares for 2026 and 2025, respectively	(5,085.5)	(4,923.4)
Total stockholders' equity	1,297.2	1,163.1
Total liabilities and stockholders' equity	$4,545.0	$4,081.8

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2026	2025	2026	2025
Net sales	$1,545.3	$1,500.9	$2,680.4	$2,573.5
Cost of goods sold	1,005.8	983.4	1,789.6	1,715.1
Gross profit	539.5	517.5	890.8	858.4
Operating Expenses:
Selling, general and administrative expenses	183.1	173.3	368.3	344.6
Losses (gains) and other expenses, net	2.4	(2.7)	4.6	0.1
Income from equity method investments	(1.0)	(2.1)	(0.6)	(3.3)
Operating income	355.0	349.0	518.5	517.0
Pension settlements	0.1	0.1	0.6	0.2
Interest expense, net	14.7	8.3	29.9	14.5
Other expense, net	0.6	0.6	1.5	1.5
Net income before income taxes	339.6	340.0	486.5	500.8
Provision for income taxes	70.6	66.1	100.3	97.3
Net income	$269.0	$273.9	$386.2	$403.5

Earnings per share – Basic(1):	$7.75	$7.75	$11.11	$11.39

Earnings per share – Diluted(1):	$7.72	$7.71	$11.06	$11.34

Weighted Average Number of Shares Outstanding - Basic	34.7	35.3	34.8	35.4
Weighted Average Number of Shares Outstanding - Diluted	34.8	35.5	34.9	35.6

(1) Amounts may not recalculate due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in millions)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$269.0	$273.9	$386.2	$403.5
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.8)	15.9	(2.5)	20.1
Net change in pension and post-retirement liabilities	(0.6)	(0.5)	(1.6)	(0.7)
Reclassification of pension and post-retirement benefit losses into earnings	0.5	0.4	1.0	0.8
Pension settlements	0.1	0.1	0.6	0.2
Net change in fair value of cash flow hedges	1.8	6.1	14.6	16.8
Reclassification of cash flow hedge gains into earnings	(13.2)	(3.4)	(24.0)	(6.0)
Other comprehensive (loss) income before taxes	(13.2)	18.6	(11.9)	31.2
Tax benefit	1.0	0.6	1.8	1.1
Other comprehensive (loss) income, net of tax	(12.2)	19.2	(10.1)	32.3
Comprehensive income	$256.8	$293.1	$376.1	$435.8
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three and six months ended June 30, 2026 and 2025
(Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Equity
(For the three months ended June 30, 2026)					Shares	Amount
Balance as of March 31, 2026	$0.9	$1,249.7	$4,963.0	$(48.0)	52.4	$(4,951.7)	$1,213.9
Net income	—	—	269.0	—	—	—	269.0
Dividends, $1.36 per share	—	—	(46.9)	—	—	—	(46.9)
Foreign currency translation adjustments	—	—	—	(1.8)	—	—	(1.8)
Stock-based compensation expense	—	5.4	—	—	—	—	5.4
Purchase of common stock under Employee Stock Purchase Program	—	0.4	—	—	—	—	0.4
Change in cash flow hedges	—	—	—	(8.8)	—	—	(8.8)
Treasury shares reissued for common stock	—	(0.2)	—	—	—	0.2	—
Treasury stock purchases	—	—	—	—	0.2	(134.0)	(134.0)
Balance as of June 30, 2026	$0.9	$1,255.3	$5,185.1	$(58.6)	52.6	$(5,085.5)	$1,297.2

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Equity
(For the three months ended June 30, 2025)					Shares	Amount
Balance as of March 31, 2025	$0.9	$1,219.0	$4,351.5	$(80.6)	51.7	$(4,517.1)	$973.7
Net income	—	—	273.9	—	—	—	273.9
Dividends, $1.30 per share	—	—	(45.8)	—	—	—	(45.8)
Foreign currency translation adjustments	—	—	—	15.9	—	—	15.9
Pension and post-retirement liability changes	—	—	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	8.2	—	—	—	—	8.2
Change in cash flow hedges	—	—	—	3.5	—	—	3.5
Treasury shares reissued for common stock	—	1.1	—	—	—	0.4	1.5
Treasury stock purchases	—	—	—	—	0.3	(212.7)	(212.7)
Balance as of June 30, 2025	$0.9	$1,228.3	$4,579.6	$(61.4)	52.0	$(4,729.4)	$1,018.0

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three and six months ended June 30, 2026 and 2025
(Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Equity
(For the six months ended June 30, 2026)					Shares	Amount
Balance as of December 31, 2025	$0.9	$1,243.0	$4,891.1	$(48.5)	52.4	$(4,923.4)	$1,163.1
Net income	—	—	386.2	—	—	—	386.2
Dividends, $2.66 per share	—	—	(92.2)	—	—	—	(92.2)
Foreign currency translation adjustments	—	—	—	(2.5)	—	—	(2.5)
Stock-based compensation expense	—	11.2	—	—	—	—	11.2
Purchase of common stock under Employee Stock Purchase Program	—	0.9	—	—	—	—	0.9
Change in cash flow hedges	—	—	—	(7.6)	—	—	(7.6)
Treasury shares reissued for common stock	—	0.2	—	—	(0.1)	2.4	2.6
Treasury stock purchases	—	—	—	—	0.3	(164.5)	(164.5)
Balance as of June 30, 2026	$0.9	$1,255.3	$5,185.1	$(58.6)	52.6	$(5,085.5)	$1,297.2

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Equity
(For the six months ended June 30, 2025)					Shares	Amount
Balance as of December 31, 2024	$0.9	$1,213.3	$4,262.7	$(93.7)	51.6	$(4,421.1)	$962.1
Net income	—	—	403.5	—	—	—	403.5
Dividends, $2.45 per share	—	—	(86.6)	—	—	—	(86.6)
Foreign currency translation adjustments	—	—	—	20.1	—	—	20.1
Stock-based compensation expense	—	14.5	—	—	—	—	14.5
Change in cash flow hedges	—	—	—	12.2	—	—	12.2
Treasury shares reissued for common stock	—	0.5	—	—	(0.1)	2.1	2.6
Treasury stock purchases	—	—	—	—	0.5	(310.4)	(310.4)
Balance as of June 30, 2025	$0.9	$1,228.3	$4,579.6	$(61.4)	52.0	$(4,729.4)	$1,018.0

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in millions)	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$386.2	$403.5
Adjustments to reconcile net income to net cash provided by operating activities:
Income from equity method investments	(0.6)	(3.3)
Provision for credit losses	2.5	0.8
Unrealized losses (gains), net on derivative contracts	3.7	(0.3)
Stock-based compensation expense	12.1	14.5
Depreciation and amortization	61.8	52.4
Deferred income taxes	7.3	(8.8)
Pension expense	2.0	2.1
Pension contributions	(0.5)	(0.6)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(345.2)	(205.9)
Inventories	(7.0)	(300.7)
Other current assets	(7.8)	4.4
Accounts payable	93.5	88.2
Accrued expenses	(5.0)	(52.7)
Income taxes payable and receivable, net	(20.4)	55.2
Leases, net	4.8	4.4
Other, net	0.7	(2.2)
Net cash provided by operating activities	188.1	51.0
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	1.4	0.9
Purchases of property, plant and equipment	(91.2)	(54.0)
Acquisitions, net of cash	(0.2)	—
(Purchases of) proceeds from investments and other	(0.1)	1.5
Net cash used in investing activities	(90.1)	(51.6)
Cash flows from financing activities:
Commercial paper borrowings	910.0	141.1
Commercial paper payments	(724.0)	(112.1)
Payments on debt arrangements	(11.5)	(9.2)
Payments of deferred financing costs	—	(1.7)
Proceeds from employee stock purchases	2.6	2.6
Repurchases of common stock	(151.3)	(294.8)
Repurchases of common stock to satisfy employee withholding tax obligations	(11.4)	(12.4)
Cash dividends paid	(90.5)	(81.7)
Net cash used in financing activities	(76.1)	(368.2)
Increase (decrease) in cash, cash equivalents and restricted cash	21.9	(368.8)
Effect of exchange rates on cash, cash equivalents and restricted cash equivalents	(4.3)	2.9
Cash, cash equivalents and restricted cash, beginning of period	52.7	415.1
Cash, cash equivalents and restricted cash, end of period	$70.3	$49.2

Supplemental disclosures of cash flow information:
Interest paid	$32.0	$19.6
Income taxes paid (net of refunds)	$113.5	$44.0

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we", "our", "us", "LII" or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of June 30, 2026, the accompanying unaudited Consolidated Statements of Operations, Comprehensive Income, and Stockholders' Equity, for the three and six months ended June 30, 2026 and 2025 and accompanying unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

2. Reportable Business Segments:

We operate in two reportable business segments of the heating, ventilation, air conditioning and refrigeration (“HVACR”) industry. Our segments are organized primarily by the nature of the products and services we provide. The following table describes each segment:

Segment	Product or Services	Markets Served	Geographic Areas
Home Comfort Solutions	Furnaces, air conditioners, heat pumps, packaged heating and cooling systems, indoor air quality equipment, comfort control products, replacement parts and supplies, water heaters	Residential Replacement; Residential Parts and Supplies; Residential New Construction	United States Canada
Building Climate Solutions	Unitary heating and air conditioning equipment, applied systems, controls, installation and service of commercial heating and cooling equipment, variable refrigerant flow commercial products, curb, curb adapters, drop box diffusers, HVAC recycling and salvage service, condensing units, unit coolers, fluid coolers, air cooled condensers, air handlers, process chillers, controls, compressorized racks, replacement parts and supplies	Light Commercial; Commercial Parts and Supplies; Food Preservation; Non-Food Industry; Cold Storage and Light Industrial	United States Canada

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

Our chief operating decision maker is Alok Maskara, Chief Executive Officer.

Key financial information for each segment is shown below (in millions):

	Home Comfort Solutions	Building Climate Solutions	Total
Three months ended June 30, 2026
Net sales(1)	$935.6	$609.7	$1,545.3
Cost of goods sold	626.0	378.7	1,004.7
Selling, general and administrative	88.0	75.5	163.5
Other (income) expense(2)	(0.2)	0.2	—
Segment profit(3)	$221.8	$155.3	$377.1

Three months ended June 30, 2025
Net sales(1)	$1,009.3	$491.6	$1,500.9
Cost of goods sold	671.5	310.8	982.3
Selling, general and administrative	91.4	61.1	152.5
Other income(2)	(5.6)	(0.9)	(6.5)
Segment profit(3)	$252.0	$120.6	$372.6

	Home Comfort Solutions	Building Climate Solutions	Total
Six months ended June 30, 2026
Net sales(1)	$1,585.6	$1,094.8	$2,680.4
Cost of goods sold	1,093.8	694.9	1,788.7
Selling, general and administrative	185.2	149.5	334.7
Other income(2)	(1.7)	(0.5)	(2.2)
Segment profit(3)	$308.3	$250.9	$559.2

Six months ended June 30, 2025
Net sales(1)	$1,730.7	$842.8	$2,573.5
Cost of goods sold	1,171.6	542.6	1,714.2
Selling, general and administrative	189.8	121.5	311.3
Other income(2)	(6.6)	(0.7)	(7.3)
Segment profit(3)	$375.9	$179.4	$555.3

(1) On a consolidated basis, no revenue from transactions with a single customer were 10% or greater of our consolidated net sales for any of the periods presented.

(2) Other (income) expense is primarily comprised of income from equity method investments and (gains) losses and other expenses, net.

(3) We define segment profit as a segment's operating income included in the accompanying Consolidated Statements of Operations, excluding:
•Restructuring charges, and
•Loss (gain) on sale from previous dispositions.

The reconciliations of segment profit to Operating income and Net income before income taxes are presented below (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Total segment profit(1)	$377.1	$372.6	$559.2	$555.3
Reconciliation to Operating income:
Restructuring charges	—	—	—	—
Gain on sale from previous dispositions	—	—	—	—
Corporate and other expenses(2)	(22.1)	(23.6)	(40.7)	(38.3)
Operating income	355.0	349.0	518.5	517.0
Reconciliation to net income before income taxes:
Pension settlements	0.1	0.1	0.6	0.2
Interest expense, net	14.7	8.3	29.9	14.5
Other expense, net	0.6	0.6	1.5	1.5
Net income before income taxes	$339.6	$340.0	$486.5	$500.8

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

Total assets by segment are shown below (in millions) as of:

	June 30, 2026	December 31, 2025
Total Assets:
Home Comfort Solutions	$2,230.0	$1,971.0
Building Climate Solutions	1,902.8	1,746.4
Total assets from reportable segments	$4,132.8	$3,717.4
Corporate and Other	412.2	364.4
Total assets	$4,545.0	$4,081.8

The assets in the Corporate and Other primarily consist of cash, property, plant and equipment, short-term investments, and deferred tax assets. Assets recorded in the operating segments represent those assets directly associated with those segments.

Total capital expenditures by segment are shown below (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Capital Expenditures:
Home Comfort Solutions	$10.1	$11.8	$25.2	$23.2
Building Climate Solutions	16.4	6.2	23.9	12.5
Total capital expenditures from reportable segments	$26.5	$18.0	$49.1	$35.7
Corporate and Other	9.2	10.5	42.1	18.3
Total capital expenditures	$35.7	$28.5	$91.2	$54.0

Depreciation and amortization expenses by segment are shown below (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation and Amortization:
Home Comfort Solutions	$13.0	$11.5	$23.7	$21.9
Building Climate Solutions	12.3	8.0	24.0	15.9
Total depreciation and amortization from reportable segments	$25.3	$19.5	$47.7	$37.8
Corporate and Other	7.3	7.3	14.1	14.6
Total depreciation and amortization	$32.6	$26.8	$61.8	$52.4

The income from equity method investments is shown below (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
(Loss) Income from Equity Method Investments:
Home Comfort Solutions	$(0.4)	$1.7	$0.8	$2.4
Building Climate Solutions	(0.2)	0.4	(0.2)	0.8
Total (loss) income from equity method investments from reportable segments	$(0.6)	$2.1	$0.6	$3.2
Corporate and Other	1.6	—	—	0.1
Total income from equity method investments	$1.0	$2.1	$0.6	$3.3

Geographic Information

Property, plant and equipment, net for each major geographic area in which we operate, based on the domicile of our operations, are shown below (in millions) as of:

	June 30, 2026	December 31, 2025
Property, Plant and Equipment, net:
United States	$655.7	$607.4
Mexico	269.1	269.2
Canada	3.9	4.2
Other international	5.5	6.4
Total Property, plant and equipment, net	$934.2	$887.2

3. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share were as follows (in millions, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$269.0	$273.9	$386.2	$403.5

Weighted-average shares outstanding – basic	34.7	35.3	34.8	35.4
Add: Potential effect of dilutive securities attributable to stock-based payments	0.1	0.2	0.1	0.2
Weighted-average shares outstanding – diluted	34.8	35.5	34.9	35.6

Earnings per share – Basic(1):	$7.75	$7.75	$11.11	$11.39

Earnings per share – Diluted(1):	$7.72	$7.71	$11.06	$11.34

(1) Amounts may not recalculate due to rounding.

For the three and six months ended June 30, 2026 and 2025, there were no material stock appreciation rights or restricted stock units outstanding that were not included in the diluted earnings per share calculation as the assumed exercise of such rights would have been anti-dilutive.

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

Many of our lease agreements contain renewal options; however, we do not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that we are reasonably certain of renewing the lease at inception or when a triggering event occurs. Some of our lease agreements contain rent escalation clauses (including index-based escalations), rent holidays, capital improvement funding or other lease concessions. We recognize our minimum rental expense on a straight-line basis based on the fixed components of a lease arrangement. We amortize this expense over the term of the lease beginning with the date of initial possession. Variable lease components represent amounts that are not fixed in nature and are not tied to an index or rate, and are recognized as incurred. Under certain of our third-party service agreements, we control a specific space or underlying asset used in providing the service by the third-party service provider. These arrangements meet the definition of a lease under Accounting Standards Codification ("ASC") 842 and therefore are accounted for under ASC 842.

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

We lease certain real and personal property under non-cancelable operating leases. Approximately 83% of our right-of-use assets and lease liabilities relate to our leases of real estate with the remaining amounts primarily relating to our leases of IT equipment, fleet vehicles and manufacturing and distribution equipment.

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

Liabilities for estimated product warranty costs are included in the following captions on the accompanying Consolidated Balance Sheets (in millions) as of:

	June 30, 2026	December 31, 2025
Accrued expenses	$54.7	$53.1
Other liabilities	119.9	114.1
Total warranty liability	$174.6	$167.2
The changes in product warranty liabilities for the six months ended June 30, 2026 were as follows (in millions):

Total warranty liability as of December 31, 2025	$167.2
Warranty claims paid	(24.7)
Changes resulting from issuance of new warranties	29.0
Changes in estimates associated with pre-existing liabilities	3.5
Changes in foreign currency translation rates and other	(0.4)
Total warranty liability as of June 30, 2026	$174.6

Litigation

Antitrust Class Action

On March 20, 2026, seven HVAC equipment manufacturers (and certain of their affiliated companies), including the Company, were named as defendants in a complaint filed in the U.S. District Court for the Eastern District of Michigan on behalf of a putative class that alleges violations of Section 1 of the Sherman Antitrust Act of 1890, as amended, and certain state laws. Additional class action complaints were filed in April 2026 in the same court, based on similar allegations. The cases were consolidated under the caption In re HVAC Equipment Antitrust Litigation, No. 2:26-cv-10949 (E.D. Mich.). On July 10, 2026, the plaintiffs filed three amended, consolidated class-action complaints.

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

5. Stock Repurchases:

Our Board of Directors has authorized a total of $5.0 billion to repurchase shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $1.0 billion share repurchase authorization in May 2025. The Share Repurchase Plans allow us to repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by us, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The Share Repurchase Plans do not require the repurchase of a specific number of shares and may be terminated at any time. As of June 30, 2026, $857.7 million was available for repurchase under the Share Repurchase Plans.

For the three and six months ended June 30, 2026, we repurchased 260,627 and 299,627 shares, at an aggregate cost, inclusive of fees, of $131.9 million and $151.9 million respectively.

6. Revenue Recognition:

The following table disaggregates our revenue by business segment by geography which provides information as to the major source of revenue. See Note 2 for additional information on our reportable business segments and the products and services sold in each segment.

(Amounts in millions)	For the Three Months Ended June 30, 2026
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Consolidated
United States	$875.4	$565.5	$1,440.9
Canada	60.2	44.2	104.4
Total	$935.6	$609.7	$1,545.3

	For the Three Months Ended June 30, 2025
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Consolidated
United States	$941.0	$455.6	$1,396.6
Canada	68.3	36.0	104.3
Total	$1,009.3	$491.6	$1,500.9

(Amounts in millions)	For the Six Months Ended June 30, 2026
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Consolidated
United States	$1,479.4	$1,011.9	$2,491.3
Canada	106.2	82.9	189.1
Total	$1,585.6	$1,094.8	$2,680.4

(Amounts in millions)	For the Six Months Ended June 30, 2025
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Consolidated
United States	$1,608.9	$788.3	$2,397.2
Canada	121.8	54.5	176.3
Total	$1,730.7	$842.8	$2,573.5

Home Comfort Solutions - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox stores or to independent distributors. For the three months ended June 30, 2026 and 2025, direct sales represented 73% and 74% of revenues, respectively, and sales to independent distributors represented the remainder. For the six months ended June 30, 2026 and 2025, direct sales represented 73% and 74% of revenues, respectively, and sales to independent distributors represented the remainder. Given the nature of our business, customer product orders are fulfilled at a point in time and not over a period of time.

Building Climate Solutions - In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. These products are distributed primarily through commercial contractors and directly to national account customers in the planned replacement, emergency replacement and new construction markets. We manufacture and market equipment for the commercial refrigeration markets under the Heatcraft Worldwide Refrigeration name. Our products are used in the food retail, food service, cold storage as well as non-food refrigeration markets. We sell these products to distributors, installing contractors, engineering design firms, original equipment manufacturers and end-users. We also provide installation, service and preventive maintenance for HVAC national account customers in the United States and Canada; manufacture curb, curb adapters, drop box diffusers; offer HVAC recycling and salvage services; and focus on multi-family HVAC replacement for expired mechanical assets. Revenue related to service contracts is recognized as the services are performed under the contract based on the relative fair value of the services provided. For the three months ended June 30, 2026 and 2025, equipment sales represented 84% and 81% of revenues, respectively, and the remainder of our revenue was generated from our service business. For the six months ended June 30, 2026 and 2025, equipment sales represented 83% and 80% of revenues, respectively, and the remainder of our revenue was generated from our service business.

Contract Liabilities - Our contract liabilities consist of advance payments and deferred revenue. Net contract liabilities consisted of the following (in millions) as of:

	June 30, 2026	December 31, 2025
Contract assets	$2.3	$1.7
Contract liabilities - current	(8.2)	(10.5)
Contract liabilities - noncurrent	(10.7)	(10.3)
Total	$(16.6)	$(19.1)

For the three months ended June 30, 2026 and 2025, we recognized revenue of $2.3 million and $0.8 million and for the six months ended June 30, 2026 and 2025, we recognized revenue of $3.0 million and $3.1 million related to our contract liabilities at January 1, 2026 and 2025, respectively. Impairment losses recognized in our receivables and contract assets were de minimis in 2026 and 2025.

7. Other Financial Statement Details:
Inventories:
The components of inventories are as follows (in millions) as of:

	June 30, 2026	December 31, 2025
Finished goods	$687.8	$719.1
Work in process	13.6	7.5
Raw materials and parts(1)	451.0	426.0
Total inventories, net	$1,152.4	$1,152.6
(1) Raw materials and parts includes materials for production and finished goods parts held for sale.

Goodwill:
The changes in the carrying amount of goodwill in 2026, in total and by segment, are summarized in the table below (in millions):

	Balance as of December 31, 2025	Goodwill Adjustment(1)	Balance as of June 30, 2026
Home Comfort Solutions	$87.0	$1.6	$88.6
Building Climate Solutions	410.2	4.9	415.1
Total Goodwill	$497.2	$6.5	$503.7
(1) As discussed in Note 13, an update to our purchase price allocation of Duro Dyne and Supco resulted in a $6.5 million increase in goodwill.

We monitor our reporting units for indicators of impairment throughout the year to determine if a change in facts or circumstances warrants a re-evaluation of our goodwill. We have not recorded any goodwill impairments for the six months ended June 30, 2026 or in any periods presented.

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

Cash Flow Hedges

We have foreign exchange forward contracts and commodity futures contracts designated as cash flow hedges that are scheduled to mature through December 2027. Unrealized gains or losses from our cash flow hedges are included in Accumulated other comprehensive loss (“AOCL”) and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities and foreign currencies at the settlement dates. We recorded the following amounts in AOCL related to our cash flow hedges (in millions) as of:

	June 30, 2026	December 31, 2025
Unrealized gains, net on unsettled contracts	$(14.0)	$(23.3)
Income tax expense	3.6	5.4
Unrealized gains, net included in AOCL, net of tax (1)	$(10.4)	$(17.9)
(1) Assuming commodity prices and foreign currency exchange rates remain constant, we expect to reclassify $10.2 million of derivative gain as of June 30, 2026 into earnings within the next 12 months.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based compensation expense	$5.4	$8.2	$11.2	$14.5

8. Pension Benefit Plans:

The components of net periodic benefit cost for pension benefits were as follows (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Service cost	$0.1	$0.3	$0.3	$0.6
Interest cost	1.9	2.0	3.9	4.1
Expected return on plan assets	(1.6)	(1.8)	(3.3)	(3.6)
Amortization of prior service cost	(0.1)	(0.1)	(0.1)	(0.1)
Recognized actuarial loss	0.6	0.5	1.1	0.9
Settlements and curtailments	0.1	0.1	0.6	0.2
Net periodic benefit cost	$1.0	$1.0	$2.5	$2.1
9. Income Taxes:

As of June 30, 2026, we had approximately $5.3 million in total gross unrecognized tax benefits. If recognized, $5.3 million would be recorded through the Consolidated Statements of Operations.

Our effective tax rate was 20.8% for the three months ended June 30, 2026 compared to 19.4% for the three months ended June 30, 2025. The increase in rate is primarily due to higher income in higher tax jurisdictions.

The Internal Revenue Service is currently auditing certain aspects of our U.S. federal income tax returns for 2021 and 2022, including cross border transactions. There are also ongoing U.S. state and local audits and other foreign audits covering fiscal years 2019 through 2024. We are generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by taxing authorities for years prior to 2019. We believe that the positions taken on our tax returns are more likely than not to prevail on technical merits and that adequate amounts have been reserved for these audits. However, final resolution of ongoing audits could result in settlements or judgments in excess of our reserves, and such settlements or judgments could have a material adverse impact on our financial position, results of operations, and cash flows.

10. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions) as of:

	June 30, 2026	December 31, 2025
Commercial paper	$412.0	$226.0
Current maturities of long-term debt:
Finance lease obligations	$20.1	$18.3
Total current maturities of long-term debt	$20.1	$18.3
Long-Term Debt:
Finance lease obligations	$54.6	$50.6
Term Loan	300.0	300.0
Senior unsecured notes	800.0	800.0
Debt issuance costs	(5.4)	(6.5)
Total long-term debt	$1,149.2	$1,144.1
Total debt	$1,581.3	$1,388.4

Commercial Paper Program

We utilize a commercial paper program (the “Program”) pursuant to which we may issue short-term, unsecured commercial paper notes (the “CP Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the CP Notes outstanding under the Program at any time not to exceed $500.0 million. The CP Notes have maturities of up to 397 days from the date of issue and rank pari passu with all of our other unsecured and unsubordinated indebtedness. The net proceeds from issuances of the CP Notes are typically used for general corporate purposes. Our revolving credit facility serves as a liquidity backstop for the repayment of CP Notes outstanding under the Program. There were $412.0 million CP Notes outstanding under the Program as of June 30, 2026.

Our weighted average borrowing rate on the Program was as follows as of:

	June 30, 2026	December 31, 2025
Weighted average borrowing rate	4.11%	3.98%

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

	June 30, 2026	December 31, 2025
Weighted average borrowing rate	4.55%	4.90%

Credit Agreement

On May 9, 2025, we entered into an Amendment and Restatement Agreement (the "Credit Agreement") to our existing unsecured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The Credit Agreement decreased our total revolving commitments from $1.1 billion to $1.0 billion with an option to increase the revolving commitments by up to $350 million at our request, subject to the terms and conditions of the Credit Agreement. The Credit Agreement also extended the maturity date of the revolving commitments from July 2026 to May 2030. We had no outstanding borrowings and $1.7 million committed to standby letters of credit as of June 30, 2026. Subject to covenant limitations, $586.3 million was available for future borrowings after taking into consideration outstanding borrowings under our Program. Availability under the Credit Agreement is reduced by borrowings under the Program. The Credit Agreement includes a subfacility for swingline loans up to $65.0 million. Maturity of the Credit Agreement may be extended by the lenders pursuant to two one-year extension options that we may request under the Credit Agreement.

Our weighted average borrowing rate on the Credit Agreement was as follows as of:

	June 30, 2026	December 31, 2025
Weighted average borrowing rate	—%	—%

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

11. Comprehensive Income (Loss):

The following table provides information on items reclassified from AOCL to Net income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Affected Line Item(s) in the Consolidated Statements of Operations
	2026	2025	2026	2025
Gains (Losses) on Cash Flow Hedges:
Derivatives contracts	$13.2	$3.4	$24.0	$6.0	Cost of goods sold; Losses and other expenses, net
Income tax expense	(3.0)	(0.8)	(5.5)	(1.4)	Provision for income taxes
Net of tax	$10.2	$2.6	$18.5	$4.6

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(0.5)	$(0.4)	$(1.0)	$(0.8)	Other expense, net
Pension settlements	(0.1)	(0.1)	(0.6)	(0.2)	Pension settlements
Income tax benefit	0.2	0.2	0.4	0.3	Provision for income taxes
Net of tax	$(0.4)	$(0.3)	$(1.2)	$(0.7)
Total reclassifications from AOCL	$9.8	$2.3	$17.3	$3.9

The following table provides information on changes in AOCL, by component (net of tax), for the six months ended June 30, 2026 (in millions):

	Gains (Losses) on Cash Flow Hedges	Share of Equity Method Investments Other Comprehensive Income	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2025	$17.9	$0.2	$(46.8)	$(19.8)	$(48.5)
Other comprehensive income (loss) before reclassifications	10.9	—	(1.2)	(2.5)	7.2
Amounts reclassified from AOCL	(18.5)	—	1.2	—	(17.3)
Net other comprehensive loss	(7.6)	—	—	(2.5)	(10.1)
Balance as of June 30, 2026	$10.3	$0.2	$(46.8)	$(22.3)	$(58.6)

12. Fair Value Measurements:

Fair Value Hierarchy

The methodologies used to determine the fair value of our financial assets and liabilities as of June 30, 2026 were the same as those used as of December 31, 2025.
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

The fair value of our senior unsecured notes in Long-term debt, classified as Level 2, was based on the amount of future cash flows using current market rates for debt instruments of similar maturities and credit risk. The following table presents their fair value (in millions) as of:

	June 30, 2026	December 31, 2025
Senior unsecured notes	$811.3	$817.4

13. Prior Year Acquisitions:

Duro Dyne and Supco

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

	December 31, 2025	Adjustment	June 30, 2026
Net tangible assets acquired	$39.1	$(4.2)	$34.9
Intangible assets acquired(1)	235.0	—	235.0
Goodwill	277.2	6.5	283.7
Total investment	$551.3	$2.3	$553.6

(1) The intangible assets acquired were estimated using the income approach through a discounted cash flow analysis. The estimates are based on inputs that are not observable in the market, and therefore represent non-recurring Level 3 inputs.

The Company has substantially completed the purchase price allocation for the acquisition of Duro Dyne and Supco. While management believes the allocation is effectively complete as of June 30, 2026, the purchase price allocation remains subject to adjustment as additional information becomes available during the measurement period, which may extend up to one year from the acquisition date in accordance with ASC 805.

14. Subsequent Events:

Acquisition – Heat Controller

On July 13, 2026, the Company completed the previously announced acquisition of Dusk Acquisition II Corporation and its subsidiaries Heat Controller, LLC and Aitons Equipment ULC (collectively, "Heat Controller"). Heat Controller serves distributors across North America and strengthens the Company's ability to serve small and mid-size HVAC distributors by expanding access to differentiated equipment offerings while creating new opportunities to broaden Lennox's share in the North American HVAC market. Excluding cash received at the closing, the purchase price for the acquisition was $205.0 million. We used cash on hand and available borrowing capacity to fund the purchase price. The purchase price is subject to final adjustments for net working capital. The financial results of Heat Controller will be included beginning in the third quarter of 2026.

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

Financial Overview

Results for the second quarter of 2026 were mixed as our Home Comfort Solutions segment faced volume headwinds driven by market softness. Overall our net sales increased 3% and our segment profit was relatively flat as compared to prior year. For our Home Comfort Solutions segment, net sales decreased 7% and segment profit decreased $30 million. For our Building Climate Solutions segment, net sales increased 24% and segment profit increased $35 million.

Financial Highlights

•Net sales of $1,545 million in the second quarter of 2026 reflected a 3% increase as compared to the same period in 2025.
•Operating income in the second quarter of 2026 increased $6 million to $355 million as favorable mix and price were partially offset by lower sales volumes, higher product costs and higher freight and distribution costs.
•Net income for the second quarter of 2026 was $269 million.
•Diluted earnings per share was $7.72 per share in the second quarter of 2026 as compared to $7.71 per share in the same period in 2025.
•For the six months ended June 30, 2026, we returned $91 million to shareholders through dividend payments and repurchased $151 million of common stock through our share repurchase program.

Recent Developments

Throughout 2025 and 2026, the U.S. government implemented new tariff measures under various authorities, including the International Emergency Economic Powers Act ("IEEPA") and Sections 122, 232, and 301 of the Trade Expansion Act of 1962.

In February 2026, the U.S. Supreme Court ruled against tariffs imposed under IEEPA, and U.S. Customs and Border Protection is now processing valid court-ordered IEEPA refunds. The ruling did not repeal Section 232 tariffs on steel, copper, and aluminum or Section 301 tariffs on covered Chinese HVAC imports.

Following this ruling, the U.S. presidential administration imposed a temporary surcharge, known as Section 122, which applied a 10% global tariff on most imported products, effective through July 24, 2026. The temporary surcharge was replaced by a new Section 301 forced labor tariffs framework of 10% or 12.5%, covering imports from 60 trading partners. Section 232 articles and qualifying USMCA goods are excluded from this new framework. Section 232 tariffs also continued to evolve, with modifications implemented in April and June 2026. The Company is evaluating the potential impact of all tariff actions on future material costs and sourcing decisions.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended June 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2026	2025		2026	2025
Net sales	$1,545.3	$1,500.9	3.0%	100.0%	100.0%
Cost of goods sold	1,005.8	983.4	(2.3)	65.1	65.5
Gross profit	539.5	517.5	4.3	34.9	34.5
Selling, general and administrative expenses	183.1	173.3	(5.7)	11.8	11.5
Losses (gains) and other expenses, net	2.4	(2.7)	188.9	0.2	(0.2)
Income from equity method investments	(1.0)	(2.1)	(52.4)	(0.1)	(0.1)
Operating income	$355.0	$349.0	1.7%	23.0%	23.3%

Net Sales

Net sales for the second quarter of 2026 increased 3% as compared to the same period in 2025 primarily due to a 3% increase from favorable mix and price and a 4% increase in sales volumes from completed acquisitions, which were partially offset by a 4% decrease in sales volumes.

Gross Profit

Gross profit margins in the second quarter of 2026 increased 40 basis points ("bps") to 34.9% as compared to 34.5% in the same period in 2025. Gross margins increased 120 bps from favorable mix and price and 40 bps from sales volumes from completed acquisitions, which were partially offset by 80 bps from higher product costs, primarily reflecting inflation and factory under absorption, net of $30 million in tariff refunds, and 40 bps from higher freight and distribution inflation and investments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") increased $10 million to $183 million in the second quarter of 2026 as compared to $173 million in the same period in 2025, primarily attributable to higher discretionary and employee-related costs and the acquisition of Duro Dyne and Supco in the fourth quarter of 2025.
Losses (Gains) and Other Expenses, Net

Losses (gains) and other expenses, net for the second quarter of 2026 and 2025 included the following (in millions):

	For the Three Months Ended June 30,
	2026	2025
Foreign currency exchange losses (gains)	$0.4	$(4.3)
Gain on disposal of fixed assets	(0.7)	(0.2)
Special litigation charges	1.9	1.8
Other items, net	0.8	—
Losses (gains) and other expenses, net (pre-tax)	$2.4	$(2.7)

Income from Equity Method Investments

Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments was de minimis in the second quarter of 2026, consistent with 2025.

Interest Expense, net

Interest expense, net increased to $15 million in the second quarter of 2026 from $8 million in the same period in 2025 primarily due to increased borrowings on our commercial paper facility and our term loan agreement entered into in October of 2025.

Income Taxes

Our effective tax rate was 20.8% for the second quarter of 2026 as compared to 19.4% in the same period in 2025. The increase in the rate is primarily due to higher income in higher tax jurisdictions.

Second Quarter of 2026 Compared to Second Quarter of 2025 - Results by Segment

Home Comfort Solutions

The following table presents our Home Comfort Solutions segment's net sales and profit for the second quarter of 2026 and 2025 (dollars in millions):

	For the Three Months Ended June 30,
	2026	2025	Difference	% Change
Net sales	$935.6	$1,009.3	$(73.7)	(7)%
Profit	$221.8	$252.0	$(30.2)	(12)%
% of net sales	23.7%	25.0%
Net sales decreased 7% in the second quarter of 2026 as compared to the same period in 2025 primarily due to a 12% decrease in sales volumes, which was partially offset by a 3% increase from favorable mix and price and a 2% increase in sales volumes from completed acquisitions.

Segment profit in the second quarter of 2026 decreased $30 million as compared to the same period in 2025, primarily due to lower sales volumes, which resulted in a $49 million profit headwind, $3 million from increased freight and distribution costs, $2 million from product cost inflation and lower factory absorption, net of $25 million in tariff refunds, and $8 million from miscellaneous other costs. These impacts were partially offset by a $24 million benefit from favorable mix and price, $5 million from completed acquisitions, and $3 million from SG&A improvement.

Building Climate Solutions

The following table presents our Building Climate Solutions segment's net sales and profit for the second quarter of 2026 and 2025 (dollars in millions):

	For the Three Months Ended June 30,
	2026	2025	Difference	% Change
Net sales	$609.7	$491.6	$118.1	24%
Profit	$155.3	$120.6	$34.7	29%
% of net sales	25.5%	24.5%

Net sales increased 24% in the second quarter of 2026 as compared to the same period in 2025 primarily due to a 12% increase in sales volumes, a 9% increase in sales volumes from completed acquisitions, and 3% from favorable mix and price.

Segment profit in the second quarter of 2026 increased $35 million as compared to the same period in 2025 primarily due to $23 million profit benefit from higher sales volumes, $15 million increase from favorable mix and price, and $11 million profit benefit from sales volumes from completed acquisitions, which were partially offset by $9 million in product cost inflation and lower factory absorption, net of $5 million in tariff refunds, and $5 million from other costs.

Year-to-Date through June 30, 2026 Compared to Year-to-Date through June 30, 2025 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Six Months Ended June 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2026	2025		2026	2025
Net sales	$2,680.4	$2,573.5	4.2%	100.0%	100.0%
Cost of goods sold	1,789.6	1,715.1	(4.3)	66.8	66.6
Gross profit	890.8	858.4	3.8	33.2	33.4
Selling, general and administrative expenses	368.3	344.6	(6.9)	13.7	13.4
(Gains) losses and other expenses, net	4.6	0.1	(4,500.0)	0.2	—
Income from equity method investments	(0.6)	(3.3)	(81.8)	—	(0.1)
Operating income	$518.5	$517.0	0.3%	19.3%	20.1%

Net Sales

Net sales increased 4% for the six months ended June 30, 2026 as compared to the same period in 2025, primarily due to a 5% increase from favorable mix and price and a 5% increase in sales volumes from completed acquisitions, which were partially offset by a 6% decrease in sales volumes.
Gross Profit

Gross profit margins for the six months ended June 30, 2026 decreased 20 bps to 33.2% as compared to 33.4% in the same period in 2025. Gross margins decreased 170 bps from higher product costs, primarily reflecting inflation and factory under absorption, net of $30 million in tariff refunds, 40 bps from higher freight and distribution costs, and 20 bps from miscellaneous costs, which were partially offset by 180 bps from favorable mix and price and 30 bps from completed acquisitions.

Selling, General and Administrative Expenses
SG&A increased $24 million to $368 million for the six months ended June 30, 2026 as compared to $345 million in the same period in 2025 primarily attributable to higher discretionary and employee-related costs and the acquisition of Duro Dyne and Supco in the fourth quarter of 2025. As a percentage of net sales, SG&A increased 30 bps to 13.7% from 13.4%.

Losses (Gains) and Other Expenses, Net

Losses (gains) and other expenses, net for the six months ended June 30, 2026 and 2025 included the following (in millions):

	For the Six Months Ended June 30,
	2026	2025
Foreign currency exchange losses (gains)	$0.1	$(3.5)
Gain on disposal of fixed assets	(1.3)	(0.3)
Other operating loss	0.8	—
Special litigation charges	5.0	3.9
Losses (gains) and other expenses, net (pre-tax)	$4.6	$0.1

Income from Equity Method Investments
Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments decreased slightly to $1 million for the six months ended June 30, 2026 as compared to $3 million the same period in 2025.

Interest Expense, net

Interest expense, net increased $15 million for the six months ended June 30, 2026 to $30 million as compared to $15 million in the same period in 2025 primarily due to increased borrowings on our commercial paper facility and our term loan agreement entered into in October of 2025.

Income Taxes

Our effective tax rate was 20.6% for the six months ended June 30, 2026 as compared to 19.4% in the same period in 2025. The increase in the rate was primarily due to higher income in higher tax jurisdictions.

Year-to-Date through June 30, 2026 Compared to Year-to-Date through June 30, 2025 - Results by Segment

Home Comfort Solutions

The following table presents our Home Comfort Solutions segment's net sales and profit for the six months ended June 30, 2026 and 2025 (dollars in millions):

	For the Six Months Ended June 30,
	2026	2025	Difference	% Change
Net sales	$1,585.6	$1,730.7	$(145.1)	(8)%
Profit	$308.3	$375.9	$(67.6)	(18)%
% of net sales	19.4%	21.7%
Net sales decreased 8% for the six months ended June 30, 2026 as compared to the same period in 2025 primarily due to a 16% decrease in sales volumes, which was partially offset by a 6% increase from favorable mix and price and a 2% increase in sales volumes from completed acquisitions.

Segment profit for the first six months of 2026 decreased by $68 million as compared to the same period in 2025, primarily due to lower sales volumes, which resulted in $104 million profit headwind, $25 million from product cost inflation and lower factory absorption, net of $25 million in tariff refunds, $4 million from higher freight and distribution and $8 million from miscellaneous costs. These impacts were partially offset by a $65 million benefit from favorable mix and price and $8 million from completed acquisitions.

Building Climate Solutions

The following table presents our Building Climate Solutions segment's net sales and profit for the six months ended June 30, 2026 and 2025 (dollars in millions):

	For the Six Months Ended June 30,
	2026	2025	Difference	% Change
Net sales	$1,094.8	$842.8	$252.0	30%
Profit	$250.9	$179.4	$71.5	40%
% of net sales	22.9%	21.3%

Net sales increased 30% for the six months ended June 30, 2026 as compared to the same period in 2025 primarily due to a 14% increase in sales volumes, a 10% increase in sales volumes from completed acquisitions, and 6% from favorable mix and price.
Segment profit for the first six months of 2026 increased $72 million as compared to the same period in 2025 primarily due to $47 million profit benefit from higher sales volumes, $37 million increase from favorable mix and price, and $18 million profit benefit from sales volumes from completed acquisitions, which were partially offset by $17 million from product cost inflation and lower factory absorption, net of $5 million in tariff refunds, $8 million in increased SG&A costs, and $5 million from freight and distribution costs.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and a commercial paper program (as described below). Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the six months ended June 30, 2026 and 2025 (in millions):

	For the Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$188.1	$51.0
Net cash used in investing activities	(90.1)	(51.6)
Net cash used in financing activities	(76.1)	(368.2)

Net Cash Provided By Operating Activities - The change in net cash provided by operating activities for the six months ended June 30, 2026 compared to the net cash provided by operating activities for the same period in 2025 is primarily due to favorable working capital changes.

Net Cash Used In Investing Activities - Capital expenditures were $91 million for the six months ended June 30, 2026 compared to $54 million in the same period of 2025. The increase in capital expenditures was primarily driven by strategic investments in land and buildings that will support future product innovation centers.

Net Cash Used In Financing Activities - Net cash used in financing activities for the six months ended June 30, 2026 decreased to $76 million as compared to $368 million used during the same period of 2025. The change was primarily due to changes in net borrowings and repayments of long-term debt and repurchases of common stock through our share repurchase program. We repurchased $151 million of shares for the six months ended June 30, 2026 and returned $91 million to shareholders through dividend payments.

Debt Position

The following table details our lines of credit and financing arrangements as of June 30, 2026 (in millions):

Outstanding Borrowings

Commercial paper:	$412.0
Current maturities of long-term debt:
Finance lease obligations	$20.1
Total current maturities of long-term debt	$20.1
Long-term debt:
Finance lease obligations	$54.6
Term Loan	300.0
Senior unsecured notes	800.0
Debt issuance costs	(5.4)
Total long-term debt	$1,149.2
Total debt	$1,581.3

Commercial Paper Program

We utilize a commercial paper program (the "Program") pursuant to which we may issue short-term, unsecured commercial paper notes (the "CP Notes") under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the CP Notes outstanding under the Program at any time not to exceed $500.0 million. The CP Notes have maturities of up to 397 days from the date of issue and rank pari passu with all of our other unsecured and unsubordinated indebtedness. The net proceeds from issuances of the CP Notes are typically used for general corporate purposes. Our revolving credit facility serves as a liquidity backstop for the repayment of CP Notes outstanding under the Program. There are $412.0 million CP Notes outstanding under the Program as of June 30, 2026.

Credit Agreement

On May 9, 2025, we entered into an Amendment and Restatement Agreement (the "Credit Agreement") to our existing unsecured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The Credit Agreement decreased our total revolving commitments from $1.1 billion to $1.0 billion with an option to increase the revolving commitments by up to $350 million at our request, subject to the terms and conditions of the Credit Agreement. The Credit Agreement also extended the maturity date of the revolving commitments from July 2026 to May 2030. We had no outstanding borrowings and $1.7 million committed to standby letters of credit as of June 30, 2026. Subject to covenant limitations, $586.3 million was available for future borrowings after taking into consideration outstanding borrowings under our Program. Availability under the Credit Agreement is reduced by borrowings under the Program. The Credit Agreement includes a subfacility for swingline loans up to $65.0 million. Maturity of the Credit Agreement may be extended by the lenders pursuant to two one-year extension options that we may request under the Credit Agreement.

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

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio increased to 55% at June 30, 2026, as compared to 54% at December 31, 2025.

As of June 30, 2026, our senior credit ratings were Baa1 with a stable outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $51.5 million, future cash generated from operations and available borrowing capacity are sufficient to fund operations, planned capital expenditures, future contractual obligations, potential share repurchases and dividends, and other needs in the foreseeable future. In July 2026, we acquired Heat Controller for approximately $205 million. For more information, see Note 14 in the Notes to the Consolidated Financial Statements. Included in our cash and cash equivalents of $51.5 million as of June 30, 2026 was $21.8 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. An actual repatriation in the future from our non-U.S. subsidiaries could be subject to foreign withholding taxes and U.S. state taxes.

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

Summarized financial information is presented below for the Obligor Group on a combined basis after elimination of intercompany transactions and balances within the Obligor Group and equity in the earnings from and investments in any non-Guarantor Subsidiary. The revenue amounts presented in the summarized financial information include substantially all of our condensed consolidated revenue, and there is no intercompany revenue from the non-Guarantor Subsidiaries. This summarized financial information has been prepared and presented pursuant to Regulation S-X Rule 13-01 and is not intended to present the financial position or results of operations of the Obligor Group in accordance with U.S. GAAP.

The following combined Parent and Guarantor Subsidiaries financial information is presented as of June 30, 2026 and December 31, 2025 and for the six months ended June 30, 2026 (in millions):

	June 30, 2026	December 31, 2025
Current assets	$2,045.7	$1,676.4
Non-current assets	1,901.2	1,824.9
Current liabilities	1,233.4	1,000.7
Non-current liabilities	1,765.9	1,689.4
Amounts due to non-Guarantor Subsidiaries	(670.5)	(463.7)

	Six months ended June 30, 2026	For the Year Ended December 31, 2025
Net sales	$2,581.6	$5,113.8
Gross profit	746.6	1,324.4
Net income	233.2	406.3

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that we believe may have a material current or future effect on our financial condition, liquidity or results of operations.

Commitments and Contingencies

For information regarding our commitments and contingencies, see Note 4 in the Notes to the Consolidated Financial Statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Antitrust Class Actions

On March 20, 2026, seven HVAC equipment manufacturers (and certain of their affiliated companies), including the Company, were named as defendants in a complaint filed in the U.S. District Court for the Eastern District of Michigan on behalf of a putative class that alleges violations of Section 1 of the Sherman Antitrust Act of 1890, as amended, and certain state laws. Additional class action complaints were filed in April 2026 in the same court, based on similar allegations. The cases were consolidated under the caption In re HVAC Equipment Antitrust Litigation, No. 2:26-cv-10949 (E.D. Mich.). On July 10, 2026, the plaintiffs filed three amended, consolidated class-action complaints.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In the second quarter of 2026, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans (in millions) (1)
April 1 through April 30	20,000	$495.99	20,000	$979.6
May 1 through May 31	217,627	$503.81	217,627	$870.0
June 1 through June 30	23,000	$534.77	23,000	$857.7
	260,627		260,627

(1) Since the inception of the Company’s share repurchase program in 2008, the Board has authorized share repurchases in an amount not to exceed $5.0 billion (the "Share Repurchase Plans"). The Share Repurchase Plans do not have an expiration date. See Note 5 in the Notes to the Consolidated Financial Statements for further details.

Item 5. Other Information

Rule 10b5-1 Plan Elections

During the quarter ended June 30, 2026, none of our directors or officers adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

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

4.6	Form of 5.500% Notes due 2028 (filed as Exhibit A in Exhibit 4.2 to LII's Current Report on Form 8-K filed on September 15, 2023 and incorporated herein by reference).
4.7	Twelfth Supplemental Indenture, dated as of April 30, 2026, among LII, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (filed herewith).
22.1	List of Guarantor Subsidiaries (filed herewith).
31.1	Certification of the principal executive officer (filed herewith).
31.2	Certification of the principal financial officer (filed herewith).
32.1	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101	INS Inline XBRL Instance Document
101	SCH Inline XBRL Taxonomy Extension Schema Document
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101	LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNOX INTERNATIONAL INC.

By: /s/ Michael P. Quenzer
Michael P. Quenzer
Chief Financial Officer
(on behalf of registrant and as principal financial officer)

Date: July 29, 2026