Form 10-Q
period 2026-09-30
LENNOX INTERNATIONAL INC
filed 2026-10-28
CIK 1069202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of October 21, 2026, the number of shares outstanding of the registrant’s common stock, par value $0.01 per share, was 34,208,431.

LENNOX INTERNATIONAL INC.
FORM 10-Q
For the three and nine months ended September 30, 2026

i

Part I - Financial Information
Item 1. Financial Statements

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except shares and par values)	As of September 30, 2026	As of December 31, 2025
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$43.3	$34.2
Short-term investments	2.2	0.5
Accounts and notes receivable, net of allowances of $8.0 and $8.5 in 2026 and 2025, respectively	881.3	578.8
Inventories, net	1,176.8	1,152.6
Other current assets	121.9	137.7
Total current assets	2,225.5	1,903.8
Restricted cash equivalents	22.4	18.5
Property, plant and equipment, net of accumulated depreciation of $1,106.1 and $1,043.9 in 2026 and 2025, respectively	937.0	887.2
Right-of-use assets from operating leases	429.5	356.3
Goodwill	590.3	497.2
Intangible assets, net of accumulated amortization of $52.0 and $38.3 in 2026 and 2025, respectively	336.5	273.0
Deferred income taxes	12.3	12.9
Other assets, net	135.8	132.9
Total assets	$4,689.3	$4,081.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$550.6	$438.0
Accrued expenses	418.4	374.2
Income taxes payable	5.6	46.4
Commercial paper	455.1	226.0
Current maturities of long-term debt	319.2	18.3
Current operating lease liabilities	87.3	88.9
Total current liabilities	1,836.2	1,191.8
Long-term debt	847.1	1,144.1
Long-term operating lease liabilities	375.9	293.4
Pensions	20.8	18.7
Other liabilities	292.4	270.7
Total liabilities	3,372.4	2,918.7
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 87,170,197 shares issued	0.9	0.9
Additional paid-in capital	1,262.3	1,243.0
Retained earnings	5,361.9	4,891.1
Accumulated other comprehensive loss	(71.4)	(48.5)
Treasury stock, at cost, 52,962,480 shares and 52,374,147 shares for 2026 and 2025, respectively	(5,236.8)	(4,923.4)
Total stockholders' equity	1,316.9	1,163.1
Total liabilities and stockholders' equity	$4,689.3	$4,081.8

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Amounts in millions, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2026	2025	2026	2025
Net sales	$1,572.5	$1,426.8	$4,252.9	$4,000.3
Cost of goods sold	1,075.3	939.6	2,864.9	2,654.7
Gross profit	497.2	487.2	1,388.0	1,345.6
Operating Expenses:
Selling, general and administrative expenses	177.3	161.6	545.6	506.2
Losses (gains) and other expenses, net	4.8	(0.7)	9.4	(0.6)
Restructuring charges	8.2	—	8.2	—
Gain on sale from previous dispositions	(3.8)	—	(3.8)	—
Income from equity method investments	(1.4)	(2.5)	(2.0)	(5.8)
Operating income	312.1	328.8	830.6	845.8
Pension settlements	—	0.1	0.6	0.3
Interest expense, net	17.5	10.5	47.4	25.0
Other expense, net	1.3	0.8	2.8	2.3
Net income before income taxes	293.3	317.4	779.8	818.2
Provision for income taxes	72.1	57.5	172.4	154.8
Net income	$221.2	$259.9	$607.4	$663.4

Earnings per share – Basic(1):	$6.43	$7.41	$17.54	$18.78

Earnings per share – Diluted(1):	$6.41	$7.38	$17.47	$18.70

Weighted Average Number of Shares Outstanding - Basic	34.4	35.1	34.6	35.3
Weighted Average Number of Shares Outstanding - Diluted	34.5	35.2	34.8	35.5

(1) Amounts may not recalculate due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(Amounts in millions)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$221.2	$259.9	$607.4	$663.4
Other comprehensive income (loss):
Foreign currency translation adjustments	(7.3)	1.0	(9.8)	21.1
Net change in pension and post-retirement liabilities	(0.5)	(0.4)	(2.1)	(1.1)
Reclassification of pension and post-retirement benefit losses into earnings	0.5	0.4	1.5	1.2
Pension settlements	—	0.1	0.6	0.3
Share of equity method investments other comprehensive income	0.3	(0.2)	0.3	(0.2)
Net change in fair value of cash flow hedges	1.2	5.8	15.8	22.6
Reclassification of cash flow hedge gains into earnings	(8.7)	(9.3)	(32.7)	(15.3)
Other comprehensive (loss) income before taxes	(14.5)	(2.6)	(26.4)	28.6
Tax benefit	1.7	2.0	3.5	3.1
Other comprehensive (loss) income, net of tax	(12.8)	(0.6)	(22.9)	31.7
Comprehensive income	$208.4	$259.3	$584.5	$695.1
The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three and nine months ended September 30, 2026 and 2025
(Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Equity
(For the three months ended September 30, 2026)					Shares	Amount
Balance as of June 30, 2026	$0.9	$1,255.3	$5,185.1	$(58.6)	52.6	$(5,085.5)	$1,297.2
Net income	—	—	221.2	—	—	—	221.2
Dividends, $1.36 per share	—	—	(46.5)	—	—	—	(46.5)
Foreign currency translation adjustments	—	—	—	(7.3)	—	—	(7.3)
Share of equity method investments other comprehensive income	—	—	—	0.3	—	—	0.3
Stock-based compensation expense	—	2.7	—	—	—	—	2.7
Employee Stock Purchase Program and other	—	1.7	2.1	—	—	—	3.8
Change in cash flow hedges	—	—	—	(5.8)	—	—	(5.8)
Treasury shares reissued for common stock	—	2.6	—	—	—	0.3	2.9
Treasury stock purchases	—	—	—	—	0.4	(151.6)	(151.6)
Balance as of September 30, 2026	$0.9	$1,262.3	$5,361.9	$(71.4)	53.0	$(5,236.8)	$1,316.9

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Equity
(For the three months ended September 30, 2025)					Shares	Amount
Balance as of June 30, 2025	$0.9	$1,228.3	$4,579.6	$(61.4)	52.0	$(4,729.4)	$1,018.0
Net income	—	—	259.9	—	—	—	259.9
Dividends, $1.30 per share	—	—	(45.4)	—	—	—	(45.4)
Foreign currency translation adjustments	—	—	—	1.0	—	—	1.0
Share of equity method investments other comprehensive income	—	—	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	6.3	—	—	—	—	6.3
Employee Stock Purchase Program and other	—	0.4	—	—	—	—	0.4
Change in cash flow hedges	—	—	—	(1.4)	—	—	(1.4)
Treasury shares reissued for common stock	—	1.1	—	—	—	0.2	1.3
Treasury stock purchases	—	—	—	—	0.1	(38.2)	(38.2)
Balance as of September 30, 2025	$0.9	$1,236.1	$4,794.1	$(62.0)	52.1	$(4,767.4)	$1,201.7

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the three and nine months ended September 30, 2026 and 2025
(Unaudited)
(In millions, except per share data)

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Equity
(For the nine months ended September 30, 2026)					Shares	Amount
Balance as of December 31, 2025	$0.9	$1,243.0	$4,891.1	$(48.5)	52.4	$(4,923.4)	$1,163.1
Net income	—	—	607.4	—	—	—	607.4
Dividends, $4.02 per share	—	—	(138.7)	—	—	—	(138.7)
Foreign currency translation adjustments	—	—	—	(9.8)	—	—	(9.8)
Share of equity method investments other comprehensive income	—	—	—	0.3	—	—	0.3
Stock-based compensation expense	—	13.9	—	—	—	—	13.9
Employee Stock Purchase Program and other	—	2.6	2.1	—	—	—	4.7
Change in cash flow hedges	—	—	—	(13.4)	—	—	(13.4)
Treasury shares reissued for common stock	—	2.8	—	—	(0.1)	2.7	5.5
Treasury stock purchases	—	—	—	—	0.7	(316.1)	(316.1)
Balance as of September 30, 2026	$0.9	$1,262.3	$5,361.9	$(71.4)	53.0	$(5,236.8)	$1,316.9

	Common Stock Issued	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock at Cost		Total Stockholders' Equity
(For the nine months ended September 30, 2025)					Shares	Amount
Balance as of December 31, 2024	$0.9	$1,213.3	$4,262.7	$(93.7)	51.6	$(4,421.1)	$962.1
Net income	—	—	663.4	—	—	—	663.4
Dividends, $3.75 per share	—	—	(132.0)	—	—	—	(132.0)
Foreign currency translation adjustments	—	—	—	21.1	—	—	21.1
Share of equity method investments other comprehensive income	—	—	—	(0.2)	—	—	(0.2)
Stock-based compensation expense	—	20.8	—	—	—	—	20.8
Employee Stock Purchase Program and other	—	0.4	—	—	—	—	0.4
Change in cash flow hedges	—	—	—	10.8	—	—	10.8
Treasury shares reissued for common stock	—	1.6	—	—	(0.1)	2.3	3.9
Treasury stock purchases	—	—	—	—	0.6	(348.6)	(348.6)
Balance as of September 30, 2025	$0.9	$1,236.1	$4,794.1	$(62.0)	52.1	$(4,767.4)	$1,201.7

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in millions)	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$607.4	$663.4
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale from previous dispositions	(3.8)	—
Income from equity method investments	(2.0)	(5.8)
Dividends from affiliates	4.9	6.1
Restructuring charges, net of cash paid	7.3	—
Provision for credit losses (gains)	3.7	(1.8)
Unrealized losses, net on derivative contracts	4.4	2.3
Stock-based compensation expense	15.4	21.2
Depreciation and amortization	96.4	79.4
Deferred income taxes	9.1	28.5
Pension expense	2.9	3.2
Pension contributions	(0.7)	(6.1)
Changes in assets and liabilities, net of effects of acquisitions and divestitures:
Accounts and notes receivable	(289.2)	(94.7)
Inventories	26.2	(310.2)
Other current assets	4.3	(7.0)
Accounts payable	94.0	(16.7)
Accrued expenses	27.4	(37.3)
Income taxes payable and receivable, net	(40.7)	27.7
Leases, net	7.7	5.2
Other, net	8.7	(5.7)
Net cash provided by operating activities	583.4	351.7
Cash flows from investing activities:
Proceeds from the disposal of property, plant and equipment	2.0	1.1
Purchases of property, plant and equipment	(124.4)	(89.6)
Acquisitions, net of cash	(209.9)	—
(Purchases of) proceeds from investments and other	(1.8)	0.9
Net cash used in investing activities	(334.1)	(87.6)
Cash flows from financing activities:
Commercial paper borrowings	1,311.0	677.1
Commercial paper payments	(1,081.9)	(520.1)
Payments on debt arrangements	(17.6)	(14.2)
Payment of senior unsecured notes	—	(300.0)
Borrowings from credit facility	280.0	—
Payments on credit facility	(280.0)	—
Payments of deferred financing costs	—	(1.7)
Proceeds from employee stock purchases	5.8	4.0
Repurchases of common stock	(301.9)	(331.8)
Repurchases of common stock to satisfy employee withholding tax obligations	(11.5)	(13.3)
Cash dividends paid	(137.5)	(127.4)
Net cash used in financing activities	(233.6)	(627.4)
Increase (decrease) in cash, cash equivalents and restricted cash	15.7	(363.3)
Effect of exchange rates on cash, cash equivalents and restricted cash equivalents	(2.7)	1.1
Cash, cash equivalents and restricted cash, beginning of period	52.7	415.1
Cash, cash equivalents and restricted cash, end of period	$65.7	$52.9

Supplemental disclosures of cash flow information:
Interest paid	$57.4	$39.7
Income taxes paid (net of refunds)	$198.2	$91.5

The accompanying notes are an integral part of these consolidated financial statements.

LENNOX INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:

References in this Quarterly Report on Form 10-Q to "we", "our", "us", "LII" or the "Company" refer to Lennox International Inc. and its subsidiaries, unless the context requires otherwise.

Basis of Presentation

The accompanying unaudited Consolidated Balance Sheet as of September 30, 2026, the accompanying unaudited Consolidated Statements of Operations, Comprehensive Income, and Stockholders' Equity for the three and nine months ended September 30, 2026 and 2025, and accompanying unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 should be read in conjunction with our audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Our chief operating decision maker is Alok Maskara, Chief Executive Officer.

Key financial information for each segment is shown below (in millions):

	Home Comfort Solutions	Building Climate Solutions	Total
Three months ended September 30, 2026
Net sales(1)	$937.2	$635.3	$1,572.5
Cost of goods sold	669.7	404.7	1,074.4
Selling, general and administrative	93.9	67.8	161.7
Other (income) expense(2)	(2.1)	(3.7)	(5.8)
Segment profit(3)	$175.7	$166.5	$342.2

Three months ended September 30, 2025
Net sales(1)	$912.9	$513.9	$1,426.8
Cost of goods sold	621.7	316.9	938.6
Selling, general and administrative	81.1	58.0	139.1
Other (income) expense(2)	(5.2)	(1.3)	(6.5)
Segment profit(3)	$215.3	$140.3	$355.6

	Home Comfort Solutions	Building Climate Solutions	Total
Nine months ended September 30, 2026
Net sales(1)	$2,522.8	$1,730.1	$4,252.9
Cost of goods sold	1,763.5	1,099.6	2,863.1
Selling, general and administrative	279.1	217.4	496.5
Other (income) expense(2)	(3.8)	(4.3)	(8.1)
Segment profit(3)	$484.0	$417.4	$901.4

Nine months ended September 30, 2025
Net sales(1)	$2,643.6	$1,356.7	$4,000.3
Cost of goods sold	1,793.3	859.5	2,652.8
Selling, general and administrative	270.9	179.5	450.4
Other (income) expense(2)	(11.8)	(2.0)	(13.8)
Segment profit(3)	$591.2	$319.7	$910.9

(1) On a consolidated basis, no revenue from transactions with a single customer was 10% or greater of our consolidated net sales for any of the periods presented.

(2) Other (income) expense is primarily comprised of income from equity method investments and (gains) losses and other expenses, net.

(3) We define segment profit as a segment's operating income included in the accompanying Consolidated Statements of Operations, excluding:
•Restructuring charges,
•Loss (gain) on sale from previous dispositions,
•Special litigation charges, and
•Acquisition costs.

The reconciliations of segment profit to Operating income and Net income before income taxes are presented below (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Total segment profit(1)	$342.2	$355.6	$901.4	$910.9
Reconciliation to Operating income:
Corporate and other expenses(3)	(18.9)	(26.8)	(59.6)	(65.1)
Total segment profit, including unallocated Corporate and other expenses	323.3	328.8	841.8	845.8
Restructuring charges	8.2	—	8.2	—
Gain on sale from previous dispositions	(3.8)	—	(3.8)	—
Special litigation charges(2)	3.0	—	3.0	—
Acquisition costs(2)	3.8	—	3.8	—
Operating income	312.1	328.8	830.6	845.8
Reconciliation to net income before income taxes:
Pension settlements	—	0.1	0.6	0.3
Interest expense, net	17.5	10.5	47.4	25.0
Other expense, net	1.3	0.8	2.8	2.3
Net income before income taxes	$293.3	$317.4	$779.8	$818.2

(1) We define segment profit as a segment's operating income (loss) included in the accompanying Consolidated Statements of Operations, excluding:
•Restructuring charges,

•Gain on sale from previous dispositions,
•Special litigation charges, and
•Acquisition costs.
(2) Recorded in Losses (gains) and other expenses, net in the accompanying Consolidated Statements of Operations.

(3) Corporate and other expenses include unallocated corporate costs related to corporate administrative functions such as tax, treasury, accounting, internal audit, legal and human resources.

Total assets by segment are shown below (in millions) as of:

	September 30, 2026	December 31, 2025
Total Assets:
Home Comfort Solutions	$2,375.2	$1,971.0
Building Climate Solutions	1,904.7	1,746.4
Total assets from reportable segments	$4,279.9	$3,717.4
Corporate and Other	409.4	364.4
Total assets	$4,689.3	$4,081.8

The assets in the Corporate and Other primarily consist of cash, property, plant and equipment, short-term investments, and deferred tax assets. Assets recorded in the operating segments represent those assets directly associated with those segments.

Total capital expenditures by segment are shown below (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Capital Expenditures:
Home Comfort Solutions	$9.3	$7.2	$34.5	$30.4
Building Climate Solutions	8.7	22.0	32.6	34.5
Total capital expenditures from reportable segments	$18.0	$29.2	$67.1	$64.9
Corporate and Other	15.2	6.4	57.3	24.7
Total capital expenditures	$33.2	$35.6	$124.4	$89.6

Depreciation and amortization expenses by segment are shown below (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation and Amortization:
Home Comfort Solutions	$14.4	$11.5	$38.3	$33.4
Building Climate Solutions	12.7	8.6	36.6	24.5
Total depreciation and amortization from reportable segments	$27.1	$20.1	$74.9	$57.9
Corporate and Other	7.5	6.9	21.5	21.5
Total depreciation and amortization	$34.6	$27.0	$96.4	$79.4

The income from equity method investments is shown below (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Income (Loss) from Equity Method Investments:
Home Comfort Solutions	$0.4	$2.4	$1.2	$4.8
Building Climate Solutions	0.8	0.3	0.6	1.1
Total income from equity method investments from reportable segments	$1.2	$2.7	$1.8	$5.9
Corporate and Other	0.2	(0.2)	0.2	(0.1)
Total income from equity method investments	$1.4	$2.5	$2.0	$5.8

Geographic Information

Property, plant and equipment, net for each major geographic area in which we operate, based on the domicile of our operations, are shown below (in millions) as of:

	September 30, 2026	December 31, 2025
Property, Plant and Equipment, net:
United States	$665.5	$607.4
Mexico	262.7	269.2
Canada	3.8	4.2
Other international	5.0	6.4
Total Property, plant and equipment, net	$937.0	$887.2

3. Earnings Per Share:

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares and the number of equivalent shares assumed outstanding, if dilutive, under our stock-based compensation plans.

The computations of basic and diluted earnings per share were as follows (in millions, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$221.2	$259.9	$607.4	$663.4

Weighted-average shares outstanding – basic	34.4	35.1	34.6	35.3
Add: Potential effect of dilutive securities attributable to stock-based payments	0.1	0.1	0.2	0.2
Weighted-average shares outstanding – diluted	34.5	35.2	34.8	35.5

Earnings per share – Basic(1):	$6.43	$7.41	$17.54	$18.78

Earnings per share – Diluted(1):	$6.41	$7.38	$17.47	$18.70

(1) Amounts may not recalculate due to rounding.

For the three and nine months ended September 30, 2026 and 2025, there were no material stock appreciation rights or restricted stock units outstanding that were not included in the diluted earnings per share calculation as the assumed exercise of such rights would have been anti-dilutive.

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

Product Warranties and Product Related Contingencies

We provide warranties to customers for some of our products and record liabilities for the estimated future warranty-related costs based on failure rates, cost experience, and other factors. We periodically review the assumptions used to determine the product warranty liabilities and will adjust the liabilities in future periods for changes in experience, as necessary.

Liabilities for estimated product warranty costs are included in the following captions on the accompanying Consolidated Balance Sheets (in millions) as of:

	September 30, 2026	December 31, 2025
Accrued expenses	$56.1	$53.1
Other liabilities	120.5	114.1
Total warranty liability	$176.6	$167.2
The changes in product warranty liabilities for the nine months ended September 30, 2026 were as follows (in millions):

Total warranty liability as of December 31, 2025	$167.2
Warranty claims paid	(42.8)
Changes resulting from issuance of new warranties	46.1
Changes in estimates associated with pre-existing liabilities	6.5
Changes in foreign currency translation rates and other	(0.4)
Total warranty liability as of September 30, 2026	$176.6

Litigation

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

5. Stock Repurchases:

Our Board of Directors has authorized a total of $5.0 billion to repurchase shares of our common stock (collectively referred to as the "Share Repurchase Plans"), including a $1.0 billion share repurchase authorization in May 2025. The Share Repurchase Plans allow us to repurchase shares from time to time in open market transactions and in privately negotiated transactions based on business, market, applicable legal requirements and other considerations. Such repurchases may also be made in compliance with Rule 10b5-1 trading plans entered into by us, which would permit common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws or self-imposed trading restrictions. The Share Repurchase Plans do not require the repurchase of a specific number of shares and may be terminated at any time. As of September 30, 2026, $707.7 million was available for repurchase under the Share Repurchase Plans.

For the three and nine months ended September 30, 2026, we repurchased 354,046 and 653,673 shares, at an aggregate cost, inclusive of fees, of $150.0 million and $301.9 million, respectively.

6. Revenue Recognition:

The following table disaggregates our revenue by business segment by geography which provides information as to the major source of revenue. See Note 2 for additional information on our reportable business segments and the products and services sold in each segment.

(Amounts in millions)	For the Three Months Ended September 30, 2026
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Consolidated
United States	$871.9	$593.4	$1,465.3
Canada	65.3	41.9	107.2
Total	$937.2	$635.3	$1,572.5

(Amounts in millions)	For the Three Months Ended September 30, 2025
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Consolidated
United States	$850.1	$478.3	$1,328.4
Canada	62.8	35.6	98.4
Total	$912.9	$513.9	$1,426.8

(Amounts in millions)	For the Nine Months Ended September 30, 2026
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Consolidated
United States	$2,351.3	$1,605.3	$3,956.6
Canada	171.5	124.8	296.3
Total	$2,522.8	$1,730.1	$4,252.9

(Amounts in millions)	For the Nine Months Ended September 30, 2025
Primary Geographic Markets	Home Comfort Solutions	Building Climate Solutions	Consolidated
United States	$2,458.9	$1,266.6	$3,725.5
Canada	184.7	90.1	274.8
Total	$2,643.6	$1,356.7	$4,000.3

Home Comfort Solutions - We manufacture and market a broad range of furnaces, air conditioners, heat pumps, packaged heating and cooling systems, equipment and accessories to improve indoor air quality, comfort control products, replacement parts and supplies and related products for both the residential replacement and new construction markets in North America. These products are sold under various brand names and are sold either through direct sales to a network of independent installing dealers, including through our network of Lennox stores or to independent distributors. For the three months ended September 30, 2026 and 2025, direct sales represented 70% and 75% of revenues, respectively, and sales to independent distributors represented the remainder. For the nine months ended September 30, 2026 and 2025, direct sales represented 72% and 74% of revenues, respectively, and sales to independent distributors represented the remainder. Given the nature of our business, customer product orders are fulfilled at a point in time and not over a period of time.

Building Climate Solutions - In North America, we manufacture and sell unitary heating and cooling equipment used in light commercial applications, such as low-rise office buildings, restaurants, retail centers, churches and schools. These products are distributed primarily through commercial contractors and directly to national account customers in the planned replacement, emergency replacement and new construction markets. We manufacture and market equipment for the commercial refrigeration markets under the Heatcraft Worldwide Refrigeration name. Our products are used in the food retail, food service, cold storage as well as non-food refrigeration markets. We sell these products to distributors, installing contractors, engineering design firms, original equipment manufacturers and end-users. We also provide installation, service and preventive maintenance for HVAC national account customers in the United States and Canada; manufacture curb, curb adapters, drop box diffusers; offer HVAC recycling and salvage services; and focus on multi-family HVAC replacement for expired mechanical assets. Revenue related to service contracts is recognized as the services are performed under the contract based on the relative fair value of the services provided. For the three months ended September 30, 2026 and 2025, equipment sales represented 82% and 80% of revenues, respectively, and the remainder of our revenue was generated from our service business. For the nine months ended September 30, 2026 and 2025, equipment sales represented 83% and 80% of revenues, respectively, and the remainder of our revenue was generated from our service business.

Contract Liabilities - Our contract liabilities consist of advance payments and deferred revenue. Net contract liabilities consisted of the following (in millions) as of:

	September 30, 2026	December 31, 2025
Contract assets	$1.7	$1.7
Contract liabilities - current	(11.9)	(10.5)
Contract liabilities - noncurrent	(11.1)	(10.3)
Total	$(21.3)	$(19.1)

For the three months ended September 30, 2026 we recognized nominal revenues, for the three months ended September 30, 2025 we recognized $5.4 million, and for the nine months ended September 30, 2026 and 2025, we recognized revenue of $3.0 million and $8.5 million related to our contract liabilities at January 1, 2026 and 2025, respectively. Impairment losses recognized in our receivables and contract assets were de minimis in 2026 and 2025.

7. Other Financial Statement Details:
Inventories:
The components of inventories are as follows (in millions) as of:

	September 30, 2026	December 31, 2025
Finished goods	$738.3	$719.1
Work in process	10.2	7.5
Raw materials and parts(1)	428.3	426.0
Total inventories, net	$1,176.8	$1,152.6
(1) Raw materials and parts includes materials for production and repair parts.

Goodwill:
The changes in the carrying amount of goodwill in 2026, in total and by segment, are summarized in the table below (in millions):

	Balance as of December 31, 2025	Goodwill Adjustment(1)	Goodwill from business acquisition (2)	Balance as of September 30, 2026
Home Comfort Solutions	$87.0	$(0.8)	$88.2	$174.4
Building Climate Solutions	410.2	5.7	—	415.9
Total Goodwill	$497.2	$4.9	$88.2	$590.3
(1) As discussed in Note 13, an update to our purchase price allocation of Duro Dyne and Supco resulted in a $4.9 million increase in goodwill.
(2) On July 13, 2026, we completed the acquisition of Dusk Acquisition II Corporation and its subsidiaries Heat Controller, LLC and Aitons Equipment ULC (collectively, "Heat Controller"). In connection with this acquisition, $88.2 million of goodwill was recorded and is included in the Home Comfort Solutions reporting segment. See Note 13 for additional information on the Heat Controller acquisition.

We monitor our reporting units for indicators of impairment throughout the year to determine if a change in facts or circumstances warrants a re-evaluation of our goodwill. We have not recorded any goodwill impairments for the nine months ended September 30, 2026 or in any periods presented.

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

Cash Flow Hedges

We have foreign exchange forward contracts and commodity futures contracts designated as cash flow hedges that are scheduled to mature through March 2028. Unrealized gains or losses from our cash flow hedges are included in Accumulated other comprehensive loss (“AOCL”) and are expected to be reclassified into earnings within the next 18 months based on the prices of the commodities and foreign currencies at the settlement dates. We recorded the following amounts in AOCL related to our cash flow hedges (in millions) as of:

	September 30, 2026	December 31, 2025
Unrealized gains, net on unsettled contracts	$(6.4)	$(23.3)
Income tax expense	1.9	5.4
Unrealized gains, net included in AOCL, net of tax (1)	$(4.5)	$(17.9)
(1) Assuming commodity prices and foreign currency exchange rates remain constant, we expect to reclassify $5.3 million of derivative gain as of September 30, 2026 into earnings within the next 12 months.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based compensation expense	$2.7	$6.3	$13.9	$20.8

8. Pension Benefit Plans:

The components of net periodic benefit cost for pension benefits were as follows (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Service cost	$0.2	$0.2	$0.5	$0.8
Interest cost	2.0	2.2	5.9	6.3
Expected return on plan assets	(1.7)	(1.8)	(5.0)	(5.4)
Amortization of prior service cost	—	—	(0.1)	(0.1)
Recognized actuarial loss	0.5	0.4	1.6	1.3
Settlements and curtailments	—	0.1	0.6	0.3
Net periodic benefit cost	$1.0	$1.1	$3.5	$3.2
9. Income Taxes:

As of September 30, 2026, we had approximately $5.4 million in total gross unrecognized tax benefits. If recognized, $5.4 million would be recorded through the Consolidated Statements of Operations.

Our effective tax rate was 24.6% for the three months ended September 30, 2026 compared to 18.1% for the three months ended September 30, 2025. The increase in rate is primarily due to higher income in higher tax jurisdictions.

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

10. Lines of Credit and Financing Arrangements:

The following table summarizes our outstanding debt obligations and their classification in the accompanying Consolidated Balance Sheets (in millions) as of:

	September 30, 2026	December 31, 2025
Commercial paper	$455.1	$226.0
Current maturities of long-term debt:
Finance lease obligations	$19.6	$18.3
Senior unsecured notes	300.0	—
Debt issuance costs	(0.4)	—
Total current maturities of long-term debt	$319.2	$18.3
Long-Term Debt:
Finance lease obligations	$51.5	$50.6
Term Loan	300.0	300.0
Senior unsecured notes	500.0	800.0
Debt issuance costs	(4.4)	(6.5)
Total long-term debt	$847.1	$1,144.1
Total debt	$1,621.4	$1,388.4

Commercial Paper Program

We utilize a commercial paper program (the “Program”) pursuant to which we may issue short-term, unsecured commercial paper notes (the “CP Notes”) under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the CP Notes outstanding under the Program at any time not to exceed $500.0 million. The CP Notes have maturities of up to 397 days from the date of issue and rank pari passu with all of our other unsecured and unsubordinated indebtedness. The net proceeds from issuances of the CP Notes are typically used for general corporate purposes. Our revolving credit facility serves as a liquidity backstop for the repayment of CP Notes outstanding under the Program. There were $455.1 million CP Notes outstanding under the Program as of September 30, 2026.

Our weighted average borrowing rate on the Program was as follows as of:

	September 30, 2026	December 31, 2025
Weighted average borrowing rate	4.22%	3.98%

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

Our weighted average borrowing rate on the Term Credit Agreement was as follows as of:

	September 30, 2026	December 31, 2025
Weighted average borrowing rate	4.56%	4.90%

Credit Agreement

On May 9, 2025, we entered into an Amendment and Restatement Agreement (the "Credit Agreement") to our existing unsecured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The Credit Agreement decreased our total revolving commitments from $1.1 billion to $1.0 billion with an option to increase the revolving commitments by up to $350 million at our request, subject to the terms and conditions of the Credit Agreement. The Credit Agreement also extended the maturity date of the revolving commitments from July 2026 to May 2030. We had no outstanding borrowings and $1.7 million committed to standby letters of credit as of September 30, 2026. Subject to covenant limitations, $543.2 million was available for future borrowings after taking into consideration outstanding borrowings under our Program. Availability under the Credit Agreement is reduced by borrowings under the Program. The Credit Agreement includes a subfacility for swingline loans up to $65.0 million. Maturity of the Credit Agreement may be extended by the lenders pursuant to two one-year extension options that we may request under the Credit Agreement.

Our weighted average borrowing rate on the Credit Agreement was as follows as of:

	September 30, 2026	December 31, 2025
Weighted average borrowing rate	—%	—%

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

11. Comprehensive Income (Loss):

The following table provides information on items reclassified from AOCL to Net income in the accompanying Consolidated Statements of Operations (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Affected Line Item(s) in the Consolidated Statements of Operations
	2026	2025	2026	2025
Gains (Losses) on Cash Flow Hedges:
Derivatives contracts	$8.7	$9.3	$32.7	$15.3	Cost of goods sold; Losses (gains) and other expenses, net
Income tax expense	(2.1)	(2.1)	(7.6)	(3.5)	Provision for income taxes
Net of tax	$6.6	$7.2	$25.1	$11.8

Defined Benefit Plan items:
Pension and post-retirement benefit costs	$(0.5)	$(0.4)	$(1.5)	$(1.2)	Other expense, net
Pension settlements	—	(0.1)	(0.6)	(0.3)	Pension settlements
Income tax benefit	0.1	0.1	0.5	0.4	Provision for income taxes
Net of tax	$(0.4)	$(0.4)	$(1.6)	$(1.1)
Total reclassifications from AOCL	$6.2	$6.8	$23.5	$10.7

The following table provides information on changes in AOCL, by component (net of tax), for the nine months ended September 30, 2026 (in millions):

	Gains (Losses) on Cash Flow Hedges	Share of Equity Method Investments Other Comprehensive Income	Defined Benefit Pension Plan Items	Foreign Currency Translation Adjustments	Total AOCL
Balance as of December 31, 2025	$17.9	$0.2	$(46.8)	$(19.8)	$(48.5)
Other comprehensive income (loss) before reclassifications	11.7	0.3	(1.6)	(9.8)	0.6
Amounts reclassified from AOCL	(25.1)	—	1.6	—	(23.5)
Net other comprehensive (loss) income	(13.4)	0.3	—	(9.8)	(22.9)
Balance as of September 30, 2026	$4.5	$0.5	$(46.8)	$(29.6)	$(71.4)

12. Fair Value Measurements:

Fair Value Hierarchy

The methodologies used to determine the fair value of our financial assets and liabilities as of September 30, 2026 were the same as those used as of December 31, 2025.
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

Other Fair Value Disclosures

The carrying amounts of Cash and cash equivalents, Short-term investments, Accounts and notes receivable, net, Accounts payable, and other short-term debt facilities approximate fair value due to the short maturities of these instruments. The carrying amount of our Credit Facilities in Long-term debt and CP Notes also approximates fair value due to their variable-rate characteristics.

The fair value of our senior unsecured notes in Long-term debt, classified as Level 2, was based on the amount of future cash flows using current market rates for debt instruments of similar maturities and credit risk. The following table presents their fair value (in millions) as of:

	September 30, 2026	December 31, 2025
Senior unsecured notes	$795.0	$817.4

13. Acquisitions:

Heat Controller

In July 2026, we acquired 100% of the outstanding shares of common stock of Dusk Acquisition II Corporation and its subsidiaries Heat Controller, LLC and Aitons Equipment ULC (collectively, "Heat Controller"). Heat Controller serves distributors across North America and strengthens the Company's ability to serve small and mid-size HVAC distributors by expanding access to differentiated equipment offerings while creating new opportunities to broaden our share in the North American HVAC market. Excluding cash received at the closing, the total cash consideration paid was $215.3 million.

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

The purchase price allocation is preliminary and subject to revision as additional information about the fair value of assets acquired and liabilities assumed becomes available. Under the terms of the purchase agreement, a final working capital adjustment is due in the fourth quarter of 2026. The preliminary allocation of the purchase price as of the acquisition date was as follows:

(Amounts in millions)	Amount
Total consideration paid	$215.3

Cash and cash equivalents	6.7
Accounts receivable, net	20.6
Inventory, net	59.2
Other current assets	2.0
Property, plant and equipment	1.2
Right-of-use assets from operating leases	10.5
Other assets, net	0.4
Intangible assets acquired	74.6
Accounts payable	(26.8)
Accrued expenses	(4.0)
Current operating lease liabilities	(2.1)
Long-term operating lease liabilities	(8.4)
Other liabilities	(6.8)
Total net assets acquired	$127.1

Goodwill as of acquisition date	$88.2

The purchase price allocation includes $74.6 million of acquired identifiable intangible assets, all of which have finite lives. The fair value of the identifiable intangible assets has been estimated using the income approach through a discounted cash flow analysis. The estimates are based on inputs that are not observable in the market, and therefore represent non-recurring Level 3 inputs.The determination of the useful lives is based upon various industry studies, historical acquisition experience, and economic factors.

(Amount in millions)	Gross Carrying Amount	Useful Life	Amortization Method
Customer relationships	$59.0	10 years	Straight-line
Trade names	15.6	20 years	Straight-line
Total	$74.6

Subsequent to the purchase of Heat Controller, we recognized net sales of approximately $29.5 million and the acquired business contributed approximately $1.2 million to the Home Comfort Solutions segment profit from the date of acquisition through September 30, 2026. Estimated tax deductible goodwill of $31.5 million was generated as a result of the acquisition.

Duro Dyne and Supco

In October 2025, we completed the acquisition of Duro Dyne and Supco, a robust portfolio of HVAC parts and supplies that complement our existing residential and commercial offerings. Under the terms of the purchase agreement, a final working capital adjustment was completed in the first quarter of 2026. This working capital adjustment resulted in a $2.3 million increase in the purchase price. Additionally, during the first quarter of 2026 we made certain purchase price adjustments. The following table details the purchase price adjustments that were made through the third quarter of 2026 (in millions):

	December 31, 2025	Adjustment	September 30, 2026
Net tangible assets acquired	$39.1	$(2.6)	$36.5
Intangible assets acquired(1)	235.0	—	235.0
Goodwill	277.2	4.9	282.1
Total investment	$551.3	$2.3	$553.6

(1) The intangible assets acquired were estimated using the income approach through a discounted cash flow analysis. The estimates are based on inputs that are not observable in the market, and therefore represent non-recurring Level 3 inputs.

The valuation of assets acquired and liabilities assumed in connection with the Duro Dyne and Supco acquisition was finalized in the third quarter of 2026.

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

Financial Overview

Results for the third quarter of 2026 were mixed as our Home Comfort Solutions segment faced volume headwinds and higher product costs due to inflation, including tariff related impacts. Overall our net sales increased 10% and our segment profit decreased $13 million as compared to prior year. For our Home Comfort Solutions segment, net sales increased 3% and segment profit decreased $40 million. For our Building Climate Solutions segment, net sales increased 24% and segment profit increased $26 million.

Financial Highlights

•Net sales of $1,572 million in the third quarter of 2026 reflected a 10% increase as compared to the same period in 2025.
•Operating income in the third quarter of 2026 decreased $17 million to $312 million as lower sales volumes, higher product costs, and restructuring costs were partially offset by favorable price.
•Net income for the third quarter of 2026 was $221 million.
•Diluted earnings per share was $6.41 per share in the third quarter of 2026 as compared to $7.38 per share in the same period in 2025.
•For the nine months ended September 30, 2026, we returned $138 million to shareholders through dividend payments and repurchased $302 million of common stock through our share repurchase program.

Recent Developments

Throughout 2025 and 2026, the U.S. government implemented new tariff measures under various authorities, including the International Emergency Economic Powers Act ("IEEPA"), Section 232 of the Trade Expansion Act of 1962, and Sections 122 and 301 of the Trade Act of 1974.

In February 2026, the U.S. Supreme Court ruled against tariffs imposed under IEEPA, and U.S. Customs and Border Protection is now processing valid court-ordered IEEPA refunds. The ruling did not repeal Section 232 tariffs on steel, copper, and aluminum or Section 301 tariffs on covered HVAC imports.

Following this ruling, the U.S. presidential administration imposed a temporary surcharge under Section 122, which applied a 10% global tariff on most imported products, effective through July 24, 2026. The temporary surcharge was replaced by a new Section 301 forced labor tariffs framework of 10% or 12.5%, covering imports from 60 trading partners. Section 232 articles and qualifying USMCA goods are excluded from this new framework. Section 232 tariffs also continued to evolve, with modifications implemented in April and June 2026. The Company continues to evaluate tariff mitigation strategies.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Three Months Ended September 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2026	2025		2026	2025
Net sales	$1,572.5	$1,426.8	10.2%	100.0%	100.0%
Cost of goods sold	1,075.3	939.6	(14.4)	68.4	65.9
Gross profit	497.2	487.2	2.1	31.6	34.1
Selling, general and administrative expenses	177.3	161.6	(9.7)	11.3	11.3
Losses (gains) and other expenses, net	4.8	(0.7)	785.7	0.3	—
Restructuring charges	8.2	—	100.0	0.5	—
Gain on sale from previous dispositions	(3.8)	—	100.0	(0.2)	—
Income from equity method investments	(1.4)	(2.5)	(44.0)	(0.1)	(0.2)
Operating income	$312.1	$328.8	(5.1)%	19.8%	23.0%

Net Sales

Net sales for the third quarter of 2026 increased 10% as compared to the same period in 2025 primarily due to a 2% increase from higher sales volumes, a 2% increase from favorable mix and price and a 6% increase in sales volumes from completed acquisitions.

Gross Profit

Gross profit margins in the third quarter of 2026 decreased 250 basis points ("bps") to 31.6% as compared to 34.1% in the same period in 2025. Gross margins decreased 300 bps from higher product costs, due to inflation, including tariff related impacts and lower factory absorption, and 50 bps from higher fuel costs, inflation on distribution, and ongoing investments, which were partially offset by 80 bps from favorable mix and price and 20 bps from sales volumes from completed acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") increased $15 million to $177 million in the third quarter of 2026 as compared to $162 million in the same period in 2025, primarily attributable to higher discretionary and employee-related costs, the acquisition of Duro Dyne and Supco in the fourth quarter of 2025 and the acquisition of Heat Controller in the third quarter of 2026. As a percentage of net sales, SG&A was flat at 11.3%.
Losses (Gains) and Other Expenses, Net

Losses (gains) and other expenses, net for the third quarter of 2026 and 2025 included the following (in millions):

	For the Three Months Ended September 30,
	2026	2025
Foreign currency exchange losses (gains)	$0.2	$(3.2)
(Gain) loss on disposal of fixed assets	(0.5)	0.4
Other operating income	(4.1)	—
Acquisition costs	3.8	—
Special litigation charges	5.4	2.1
Losses (gains) and other expenses, net (pre-tax)	$4.8	$(0.7)

Income from Equity Method Investments

Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments was de minimis in the third quarter of 2026 and 2025.

Interest Expense, net

Interest expense, net increased to $18 million in the third quarter of 2026 from $11 million in the same period in 2025 primarily due to increased borrowings on our commercial paper facility and our Term Credit Agreement entered into in October of 2025.

Income Taxes

Our effective tax rate was 24.6% for the third quarter of 2026 as compared to 18.1% in the same period in 2025. The increase in the rate is primarily due to higher income in higher tax jurisdictions.

Third Quarter of 2026 Compared to Third Quarter of 2025 - Results by Segment

Home Comfort Solutions

The following table presents our Home Comfort Solutions segment's net sales and profit for the third quarter of 2026 and 2025 (dollars in millions):

	For the Three Months Ended September 30,
	2026	2025	Difference	% Change
Net sales	$937.2	$912.9	$24.3	3%
Profit	$175.7	$215.3	$(39.6)	(18)%
% of net sales	18.7%	23.6%
Net sales increased 3% in the third quarter of 2026 as compared to the same period in 2025 primarily due to a 4% increase in sales volumes from completed acquisitions and a 2% increase from favorable mix and price, which were partially offset by a 3% decrease in sales volumes.

Segment profit in the third quarter of 2026 decreased $40 million as compared to the same period in 2025, primarily due to $32 million from higher product costs due to inflation, including tariff related impacts and lower factory absorption, $12 million from reduced sales volumes, and $15 million from higher fuel costs, inflation on SG&A and distribution, and ongoing investments. These impacts were partially offset by a $13 million benefit from favorable mix and price, and $6 million from completed acquisitions.

Building Climate Solutions

The following table presents our Building Climate Solutions segment's net sales and profit for the third quarter of 2026 and 2025 (dollars in millions):

	For the Three Months Ended September 30,
	2026	2025	Difference	% Change
Net sales	$635.3	$513.9	$121.4	24%
Profit	$166.5	$140.3	$26.2	19%
% of net sales	26.2%	27.3%

Net sales increased 24% in the third quarter of 2026 as compared to the same period in 2025 primarily due to a 13% increase in sales volumes, a 9% increase in sales volumes from completed acquisitions, and a 2% increase from favorable mix and price.

Segment profit in the third quarter of 2026 increased $26 million as compared to the same period in 2025 primarily due to $24 million profit benefit from higher sales volumes, $13 million profit benefit from sales volumes from completed acquisitions, and $8 million from favorable mix and price, which were partially offset by $14 million in higher product costs due to inflation, including tariff related impacts and $5 million from other costs.

Year-to-Date through September 30, 2026 Compared to Year-to-Date through September 30, 2025 - Consolidated Results

The following table provides a summary of our financial results, including information presented as a percentage of net sales:

	For the Nine Months Ended September 30,
	Dollars (in millions)		Percent Change Fav/(Unfav)	Percent of Sales
	2026	2025		2026	2025
Net sales	$4,252.9	$4,000.3	6.3%	100.0%	100.0%
Cost of goods sold	2,864.9	2,654.7	(7.9)	67.4	66.4
Gross profit	1,388.0	1,345.6	3.2	32.6	33.6
Selling, general and administrative expenses	545.6	506.2	(7.8)	12.8	12.7
Losses (gains) and other expenses, net	9.4	(0.6)	1,666.7	0.2	—
Restructuring charges	8.2	—	100.0	0.2	—
Gain on sale from previous dispositions	(3.8)	—	100.0	(0.1)	—
Income from equity method investments	(2.0)	(5.8)	(65.5)	—	(0.1)
Operating income	$830.6	$845.8	(1.8)%	19.5%	21.1%

Net Sales

Net sales increased 6% for the nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to a 5% increase in sales volumes from completed acquisitions and a 4% increase from favorable mix and price, which were partially offset by a 3% decrease in sales volumes.
Gross Profit

Gross profit margins for the nine months ended September 30, 2026 decreased 100 bps to 32.6% as compared to 33.6% in the same period in 2025. Gross margins decreased 220 bps from higher product costs, due to inflation, including tariff related impacts and lower factory absorption, net of $30 million in tariff refunds, 40 bps from higher fuel costs, inflation on distribution, and ongoing investments, and 10 bps from miscellaneous costs, which were partially offset by 140 bps from favorable mix and price and 30 bps from completed acquisitions.

Selling, General and Administrative Expenses
SG&A increased $39 million to $546 million for the nine months ended September 30, 2026 as compared to $506 million in the same period in 2025 primarily due to higher discretionary and employee-related costs and the acquisition of Duro Dyne and Supco in the fourth quarter of 2025 and the acquisition of Heat Controller in the third quarter of 2026. As a percentage of net sales, SG&A increased 10 bps to 12.8% from 12.7%.

Losses (Gains) and Other Expenses, Net

Losses (gains) and other expenses, net for the nine months ended September 30, 2026 and 2025 included the following (in millions):

	For the Nine Months Ended September 30,
	2026	2025
Foreign currency exchange losses (gains)	$0.3	$(6.6)
(Gain) loss on disposal of fixed assets	(1.9)	0.1
Other operating income	(2.0)	(0.2)
Acquisition costs	3.8	—
Special litigation charges	9.2	6.1
Losses (gains) and other expenses, net (pre-tax)	$9.4	$(0.6)

Income from Equity Method Investments
Investments over which we do not exercise control but have significant influence are accounted for using the equity method of accounting. Income from equity method investments decreased to $2 million for the nine months ended September 30, 2026 as compared to $6 million in the same period in 2025.

Interest Expense, net

Interest expense, net increased $22 million for the nine months ended September 30, 2026 to $47 million as compared to $25 million in the same period in 2025 primarily due to increased borrowings on our commercial paper facility and our term loan agreement entered into in October of 2025.

Income Taxes

Our effective tax rate was 22.1% for the nine months ended September 30, 2026 as compared to 18.9% in the same period in 2025. The increase in the rate was primarily due to higher income in higher tax jurisdictions.

Year-to-Date through September 30, 2026 Compared to Year-to-Date through September 30, 2025 - Results by Segment

Home Comfort Solutions

The following table presents our Home Comfort Solutions segment's net sales and profit for the nine months ended September 30, 2026 and 2025 (dollars in millions):

	For the Nine Months Ended September 30,
	2026	2025	Difference	% Change
Net sales	$2,522.8	$2,643.6	$(120.8)	(5)%
Profit	$484.0	$591.2	$(107.2)	(18)%
% of net sales	19.2%	22.4%
Net sales decreased 5% for the nine months ended September 30, 2026 as compared to the same period in 2025 primarily due to a 12% decrease in sales volumes which was partially offset by a 4% increase from favorable mix and price and a 3% increase in sales volumes from completed acquisitions.

Segment profit for the first nine months of 2026 decreased by $107 million as compared to the same period in 2025, primarily due to lower sales volumes, which resulted in $116 million profit headwind, $57 million from higher product costs due to inflation, including tariff related impacts and lower factory absorption, net of $25 million in tariff refunds, $14 million from higher fuel costs, inflation across SG&A and distribution, and ongoing investments, and $12 million from miscellaneous costs. These impacts were partially offset by a $78 million benefit from favorable mix and price and $14 million from completed acquisitions.

Building Climate Solutions

The following table presents our Building Climate Solutions segment's net sales and profit for the nine months ended September 30, 2026 and 2025 (dollars in millions):

	For the Nine Months Ended September 30,
	2026	2025	Difference	% Change
Net sales	$1,730.1	$1,356.7	$373.4	28%
Profit	$417.4	$319.7	$97.7	31%
% of net sales	24.1%	23.6%

Net sales increased 28% for the nine months ended September 30, 2026 as compared to the same period in 2025 primarily due to a 14% increase in sales volumes, a 10% increase in sales volumes from completed acquisitions, and 4% from favorable mix and price.
Segment profit for the first nine months of 2026 increased $98 million as compared to the same period in 2025 primarily due to $72 million profit benefit from higher sales volumes, $46 million increase from favorable mix and price, and $32 million profit benefit from sales volumes from completed acquisitions, which were partially offset by $30 million from higher product costs due to inflation, including tariff related impacts and lower factory absorption, net of $5 million in tariff refunds, $19 million from higher fuel costs, inflation across SG&A and distribution, and ongoing investments, and $3 million from miscellaneous costs.

Liquidity and Capital Resources

Our working capital and capital expenditure requirements are generally met through internally generated funds, bank lines of credit and a commercial paper program (as described below). Working capital needs are generally greater in the first and second quarters due to the seasonal nature of our business cycle.

Statement of Cash Flows

The following table summarizes our cash flow activity for the nine months ended September 30, 2026 and 2025 (in millions):

	For the Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$583.4	$351.7
Net cash used in investing activities	(334.1)	(87.6)
Net cash used in financing activities	(233.6)	(627.4)

Net Cash Provided By Operating Activities - The change in net cash provided by operating activities for the nine months ended September 30, 2026 compared to the net cash provided by operating activities for the same period in 2025 is primarily due to favorable working capital changes.

Net Cash Used In Investing Activities - Net cash used in investing activities increased $247 million for the nine months ended September 30, 2026, as compared to the same period of 2025 primarily due to $210 million, excluding cash acquired, related to our acquisition of Heat Controller as well as the final settlement of the working capital adjustment for the Duro Dyne and Supco acquisition. Capital expenditures were $124 million for the nine months ended September 30, 2026 compared to $90 million in the same period of 2025. The increase in capital expenditures was primarily driven by strategic investments in land and buildings that will support future product innovation centers.

Net Cash Used In Financing Activities - Net cash used in financing activities for the nine months ended September 30, 2026 decreased to $234 million as compared to $627 million used during the same period of 2025. The change was primarily due to changes in net borrowings and repayments of long-term debt and repurchases of common stock through our share repurchase program. We repurchased $302 million of shares for the nine months ended September 30, 2026 and returned $138 million to shareholders through dividend payments.

Debt Position

The following table details our lines of credit and financing arrangements as of September 30, 2026 (in millions):

Outstanding Borrowings

Commercial paper:	$455.1
Current maturities of long-term debt:
Finance lease obligations	$19.6
Senior unsecured notes	300.0
Debt issuance costs	(0.4)
Total current maturities of long-term debt	$319.2
Long-term debt:
Finance lease obligations	$51.5
Term Loan	300.0
Senior unsecured notes	500.0
Debt issuance costs	(4.4)
Total long-term debt	$847.1
Total debt	$1,621.4

Commercial Paper Program

We utilize a commercial paper program (the "Program") pursuant to which we may issue short-term, unsecured commercial paper notes (the "CP Notes") under the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the Program may be borrowed, repaid, and re-borrowed from time to time, with the aggregate face or principal amount of the CP Notes outstanding under the Program at any time not to exceed $500.0 million. The CP Notes have maturities of up to 397 days from the date of issue and rank pari passu with all of our other unsecured and unsubordinated indebtedness. The net proceeds from issuances of the CP Notes are typically used for general corporate purposes. Our revolving credit facility serves as a liquidity backstop for the repayment of CP Notes outstanding under the Program. There were $455.1 million CP Notes outstanding under the Program as of September 30, 2026.

Credit Agreement

On May 9, 2025, we entered into an Amendment and Restatement Agreement (the "Credit Agreement") to our existing unsecured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders party thereto. The Credit Agreement decreased our total revolving commitments from $1.1 billion to $1.0 billion with an option to increase the revolving commitments by up to $350 million at our request, subject to the terms and conditions of the Credit Agreement. The Credit Agreement also extended the maturity date of the revolving commitments from July 2026 to May 2030. We had no outstanding borrowings and $1.7 million committed to standby letters of credit as of September 30, 2026. Subject to covenant limitations, $543.2 million was available for future borrowings after taking into consideration outstanding borrowings under our Program. Availability under the Credit Agreement is reduced by borrowings under the Program. The Credit Agreement includes a subfacility for swingline loans up to $65.0 million. Maturity of the Credit Agreement may be extended by the lenders pursuant to two one-year extension options that we may request under the Credit Agreement.

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

Financial Leverage

We periodically review our capital structure to ensure the appropriate levels of leverage and liquidity. We may access the capital markets, as necessary, based on business needs and to take advantage of favorable interest rate environments or other market conditions. We also evaluate our debt-to-capital and debt-to-EBITDA ratios to determine, among other considerations, the appropriate targets for capital expenditures and share repurchases under our share repurchase programs. Our debt-to-total-capital ratio increased to 55% at September 30, 2026, as compared to 54% at December 31, 2025.

As of September 30, 2026, our senior credit ratings were Baa1 with a stable outlook, and BBB with a stable outlook, by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Group ("S&P"), respectively. The security ratings are not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating. Our goal is to maintain investment grade ratings from Moody's and S&P to help ensure the capital markets remain available to us.

Liquidity

We believe our cash and cash equivalents of $43.3 million, future cash generated from operations and available borrowing capacity are sufficient to fund operations, planned capital expenditures, future contractual obligations, potential share repurchases and dividends, and other needs in the foreseeable future. Included in our cash and cash equivalents of $43.3 million as of September 30, 2026 was $19.8 million of cash held in foreign locations. Our cash held in foreign locations is used for investing and operating activities in those locations, and we generally do not have the need or intent to repatriate those funds to the United States. An actual repatriation in the future from our non-U.S. subsidiaries could be subject to foreign withholding taxes and U.S. state taxes.

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

Summarized financial information is presented below for the Obligor Group on a combined basis after elimination of intercompany transactions and balances within the Obligor Group and equity in the earnings from and investments in any non-Guarantor Subsidiary. The revenue amounts presented in the summarized financial information include substantially all of our consolidated revenue, and there is no intercompany revenue from the non-Guarantor Subsidiaries. This summarized financial information has been prepared and presented pursuant to Regulation S-X Rule 13-01 and is not intended to present the financial position or results of operations of the Obligor Group in accordance with U.S. GAAP.

The following combined Parent and Guarantor Subsidiaries financial information is presented as of September 30, 2026 and December 31, 2025 and for the nine months ended September 30, 2026 (in millions):

	September 30, 2026	December 31, 2025
Current assets	$1,946.5	$1,676.4
Non-current assets	1,991.6	1,824.9
Current liabilities	1,599.7	1,000.7
Non-current liabilities	1,468.9	1,689.4
Amounts due to non-Guarantor Subsidiaries	(530.5)	(463.7)

	Nine months ended September 30, 2026	For the Year Ended December 31, 2025
Net sales	$4,094.3	$5,113.8
Gross profit	1,143.0	1,324.4
Net income	364.8	406.3

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our current management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In the third quarter of 2026, we purchased shares of our common stock as follows:

	Total Number of Shares Purchased	Average Price Paid per Share (including fees)	Total Number of Shares Purchased As Part of Publicly Announced Plans	Approximate Dollar Value of Shares that may yet be Purchased under our Share Repurchase Plans (in millions) (1)
July 1 through July 31	—	$—	—	$857.7
August 1 through August 31	224,574	$445.30	224,574	$757.7
September 1 through September 30	129,472	$386.18	129,472	$707.7
	354,046		354,046

(1) Since the inception of the Company’s share repurchase program in 2008, the Board has authorized share repurchases in an amount not to exceed $5.0 billion (the "Share Repurchase Plans"). The Share Repurchase Plans do not have an expiration date. See Note 5 in the Notes to the Consolidated Financial Statements for further details.

Item 5. Other Information

Rule 10b5-1 Plan Elections

John W. Norris, III, a director, adopted a prearranged stock trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act on August 20, 2026. Mr. Norris’ plan provides for the sale of up to 35,000 shares of the Company's common stock between November 19, 2026 and August 15, 2027.

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
4.7
Twelfth Supplemental Indenture, dated as of April 30, 2026, among LII, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.7 to LII's Quarterly Report on Form 10-Q filed on July 29, 2026 and incorporated herein by reference).

10.1
Form of Long-Term Incentive Award Agreement for U.S. Employees - Vice President and Above (for use under the LII 2019 Equity and Incentive Plan) (Sept. 2026 version) (filed as Exhibit 10.1 to LII's Current Report on Form 8-K filed on September 18, 2026 and incorporated herein by reference).

22.1	List of Guarantor Subsidiaries (filed as Exhibit 22.1 to LII's Quarterly Report on Form 10-Q filed on July 29, 2026 and incorporated herein by reference).
31.1	Certification of the principal executive officer (filed herewith).
31.2	Certification of the principal financial officer (filed herewith).
32.1	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350 (furnished herewith).
101	INS Inline XBRL Instance Document
101	SCH Inline XBRL Taxonomy Extension Schema Document
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101	LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LENNOX INTERNATIONAL INC.

By: /s/ Michael P. Quenzer
Michael P. Quenzer
Chief Financial Officer
(on behalf of registrant and as principal financial officer)

Date: October 28, 2026